Form 10-Q
period 2007-06-30
Quicksilver Gas Services LP
filed 2007-09-14
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-33631
Quicksilver Gas Services LP
(Exact name of registrant as specified in its charter)

Delaware	56-2639586
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 West Rosedale, Fort Worth, Texas	76104
(Address of principal executive offices)	(Zip Code)
(817) 665-8620
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant has 12,263,625 Common Units, 11,513,625 Subordinated Units and 469,944 General Partner Units outstanding as of September 7, 2007.

EXPLANATORY NOTE
On August 10, 2007, we completed our initial public offering, or IPO, of 5,000,000 common units, representing limited partnership interests. On September 7, 2007, we sold an additional 750,000 common units upon the exercise by the underwriters of the IPO of an over-allotment option that we had previously granted to them.
Upon the completion of the IPO, we succeeded the assets and operations of Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P., which we refer to collectively as the Cowtown Entities or the Quicksilver Gas Services Predecessor. Prior to the completion of the IPO, the Cowtown Entities were owned indirectly by Quicksilver Resources Inc., which we refer to as Quicksilver or the Parent, and by two private investors, which we refer to as the Private Investors.
The information contained in this report relates to periods that ended prior to the completion of the IPO. Consequently, the unaudited combined interim financial statements and related discussion of financial condition and results of operations contained in this report pertain to Quicksilver Gas Services Predecessor.
The information contained in this report should be read in conjunction with the information contained in the prospectus, dated August 6, 2007, relating to the IPO, which we filed with the Securities and Exchange Commission on August 7, 2007.

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUICKSILVER GAS SERVICES PREDECESSOR
COMBINED BALANCE SHEETS
In thousands – Unaudited

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$2,999	$2,797
Trade accounts receivable	171	67
Receivable from parent for sale of pipeline and gathering assets	29,509	—
Other current assets	392	147

Total current assets	33,071	3,011

Property, plant and equipment – net	193,288	130,791

Other assets	—	821

Total assets	$226,359	$134,623

LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND NET PARENT EQUITY
Current liabilities
Accrued additions to property, plant and equipment	$16,764	$6,608
Accounts payable and other	1,404	1,294

Total current liabilities	18,168	7,902

Asset retirement obligations	1,540	503

Repurchase obligations to parent	38,279	—

Deferred income tax liabilities	135	135

Commitments and contingent liabilities	—	—

Redeemable partners’ capital	7,879	7,431

Net parent equity	160,358	118,652

Total liabilities, redeemable partners’ capital and net parent equity	$226,359	$134,623

The accompanying notes are an integral part of these combined interim financial statements.

QUICKSILVER GAS SERVICES PREDECESSOR
COMBINED STATEMENTS OF INCOME
In thousands – Unaudited

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Gathering and transportation revenue	$147	$—	$338	$—
Gathering and transportation revenue — parent	3,100	1,522	5,510	2,714
Gas processing revenue	124	—	391	—
Gas processing revenue — parent	3,714	1,798	6,217	3,202
Other revenue — parent	33	—	33	—

Total revenues	7,118	3,320	12,489	5,916
Expenses:
Operations and maintenance — parent	2,228	2,130	4,945	3,282
General and administrative — parent	686	178	1,182	344
Depreciation and amortization	1,824	720	3,119	1,087

Total expenses	4,738	3,028	9,246	4,713

Operating income	2,380	292	3,243	1,203

Other income	23	—	35	—
Interest expense	211	—	211	—

Income before income taxes	2,192	292	3,067	1,203
Income tax provision	57	—	97	—

Net income	$2,135	$292	$2,970	$1,203

The accompanying notes are an integral part of these combined interim financial statements.

QUICKSILVER GAS SERVICES PREDECESSOR
COMBINED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$2,970	$1,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,088	1,080
Accretion of asset retirement obligations	31	7
Non-cash interest expense on repurchase obligations	211	—
Changes in assets and liabilities:
Accounts receivable	(104)	—
Other current assets	(246)	—
Accounts payable and other	108	830

Net cash provided by operating activities	6,058	3,120

Investing activities:
Additions to property, plant and equipment	(45,040)	(40,201)

Net cash used in investing activities	(45,040)	(40,201)

Financing activities:
Contributions by parent, net	39,017	32,575
Contributions by redeemable partners	167	4,506

Net cash provided by financing activities	39,184	37,081

Net increase in cash and cash equivalents	202	—

Cash and cash equivalents at beginning of period	2,797	—

Cash and cash equivalents at end of period	$2,999	$—

Non-cash transactions:
Changes in working capital related to the acquisition of property, plant and equipment	$(10,156)	$(83)
Repurchase obligations to parent:
Receivable from parent for sale of pipeline and gathering assets	(29,509)	—
Acquisition of property, plant and equipment	(8,559)	—

	$(38,068)	$—

The accompanying notes are an integral part of these combined interim financial statements.

QUICKSILVER GAS SERVICES PREDECESSOR
COMBINED STATEMENT OF NET PARENT EQUITY
In thousands – Unaudited

Balance — December 31, 2006	$118,652

Net change in parent contributions	39,017
Parent share of net income	2,689

Balance — June 30, 2007	$160,358

The accompanying notes are an integral part of this combined interim financial statement.

QUICKSILVER GAS SERVICES PREDECESSOR
NOTES TO COMBINED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services Predecessor (“QGS Predecessor”), since its inception, has been comprised of entities under the common control of Quicksilver Resources Inc. (“Quicksilver” or the “Parent”). The entities under common control, after having been formed by Quicksilver and giving effect to multiple contemporaneous transactions, are Cowtown Pipeline LP, Cowtown Pipeline Partners LP, Cowtown Gas Processing LP and Cowtown Gas Processing Partners LP.
     Initial Public Offering — Quicksilver Gas Services LP (the “Partnership”) is a Delaware limited partnership formed in January 2007 for the purpose of acquiring the assets of QGS Predecessor. The Partnership’s general partner is Quicksilver Gas Services GP LLC (the “General Partner”). On August 10, 2007, the Partnership completed its initial public offering, or IPO, of 5,000,000 common units, representing limited partner interests at a price of $21.00 per unit, or $19.53 per unit net of underwriting discounts and structuring fees. Net proceeds from the sale of the units, totaling $97.7 million after underwriting costs, were used for reimbursement of capital expenditures and return of investment capital to Quicksilver and two private investors (the “Private Investors”). Since the completion of the IPO, the Partnership indirectly owns QGS Predecessor. See Note 7 - Subsequent Events for further description.
     The General Partner is an indirect, wholly owned subsidiary of the Parent. Neither the Partnership nor the General Partner has any employees. Employees of the Parent have been seconded to the General Partner pursuant to a services and secondment agreement. The seconded employees, including field operations personnel and a supervisor, operate the Partnership’s pipeline system and natural gas processing facilities.
     Description of Business — QGS Predecessor is engaged in the business of gathering and processing natural gas and natural gas liquids, also known as NGLs, produced in the Barnett Shale formation of the Fort Worth Basin located in North Texas. QGS Predecessor’s assets consist of a pipeline system in the Fort Worth Basin, referred to as the Cowtown Pipeline, and a natural gas processing plant in Hood County, Texas, referred to as the Cowtown Plant. The Cowtown Pipeline consists of natural gas gathering pipelines which gather natural gas produced by customers and deliver it to the Cowtown Plant. The Cowtown Plant consists of QGS Predecessor’s natural gas processing units which extract, or process, the NGLs from the natural gas stream and deliver the residue gas to intrastate pipelines. The NGLs are then sold on behalf of QGS Predecessor’s customers, after transport to an interconnecting third party pipeline via a pipeline segment owned and operated by QGS Predecessor.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited combined interim financial statements and related notes of QGS Predecessor present the financial position, results of operations and cash flows and changes in net parent equity of Quicksilver’s indirectly held Fort Worth Basin natural gas gathering and processing assets. At June 30, 2007, the Parent’s wholly-owned subsidiaries owned 92% and 94% of the limited partnership interests of Cowtown Pipeline Partners LP and Cowtown Gas Processing Partners LP, respectively, and the 1% general partner interests of both entities. The Private Investors owned the remaining limited partner interests.
     The unaudited combined interim financial statements include the accounts of QGS Predecessor and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions within QGS Predecessor have been eliminated. The unaudited combined interim financial statements as of and for the three months and six months ended June 30, 2007 and 2006, have been prepared on the same basis as, and should be read in conjunction with, the audited combined interim financial statements included in the prospectus, dated August 6, 2007, relating to the IPO and filed by the Partnership with the Securities and Exchange Commission (“SEC”) on August 7, 2007. In the opinion of management, the unaudited combined interim financial statements contain all adjustments necessary to present fairly the financial condition of the QGS Predecessor as of June 30, 2007 and its results of operations for the three month and six month periods ended June 30, 2007 and 2006 and its cash flows for the six month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
     The unaudited combined interim financial statements of QGS Predecessor have been prepared from the separate records maintained by the Parent and are not necessarily indicative of the financial condition or results of operations of QGS Predecessor that would have been obtained if QGS Predecessor had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various entities comprising QGS Predecessor, the Parent’s net investment in QGS Predecessor is shown as net parent equity in lieu of owner’s equity in the combined interim financial statements. Transactions between QGS Predecessor and other Parent operations have been identified in the combined statements as transactions between affiliates (see Note 4).

     Use of Estimates — QGS Predecessor’s preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect reported financial condition and results of operations. Management reviews significant estimates and judgments affecting the combined financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (1) operating and general and administrative costs, (2) developing fair value assumptions, including estimates of future cash flows and discount rates, (3) analyzing tangible and intangible assets for possible impairment, (4) estimating the useful lives of assets, and (5) determining amounts to accrue for contingencies, guarantees and indemnifications.
     Cash and Cash Equivalents — Cash and cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.
     Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
     Expenditures for maintenance and repairs are expensed as incurred. Expenditures to refurbish assets that extend the useful lives or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Upon disposition or retirement of property, plant and equipment, any gain or loss is charged to operations.
     Asset Retirement Obligations — QGS Predecessor adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Asset retirement obligations (“ARO”) are legal obligations associated with the retirement of a tangible long-lived asset that result from the asset’s acquisition, construction, development and/or normal operation. An ARO is initially measured at its estimated fair value. Upon initial recognition of an ARO, an entity records an increase to the carrying amount of the related long-lived asset and an offsetting ARO liability. The combined cost of the asset and the capitalized asset retirement obligation is depreciated using a systematic and rational allocation method over the period during which the long-lived asset is expected to provide benefits. After the initial period of ARO recognition, the ARO will change as a result of the passage of time and revisions to the original estimates of either the amounts of estimated cash flows or their timing. Changes due to the passage of time increase the carrying amount of the liability because there are fewer periods remaining from the initial measurement date until the settlement date; therefore, the present value of the discounted future settlement amount increases. These changes are recorded as a period cost called accretion expense. Upon settlement, AROs will be extinguished by the entity at either the recorded amount or the entity will incur a gain or loss on the difference between the recorded amount and the actual settlement cost.
     Repurchase Obligations to Parent — On June 5, 2007, QGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline (“Cowtown Pipeline Assets”), and two new pipeline systems in the Lake Arlington area of Tarrant County and Hill County (the “Lake Arlington Dry System” and the “Hill County Dry System”). The assets are either constructed and in service, or partially constructed. The selling price for these assets was approximately $29.5 million, which represents QGS Predecessor’s historical cost. QGS Predecessor collected the $29.5 million on August 9, 2007. The assets have been conveyed to Quicksilver through a written assignment.
     Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between QGS Predecessor and Quicksilver, QGS Predecessor has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. The Cowtown Pipeline Assets comprised $22.9 million of the total sale price to Quicksilver. QGS Predecessor estimates that Quicksilver’s additional construction costs to complete these pipelines will total approximately $16.3 million, of which $2.1 million of costs had been incurred subsequent to the sale of the assets through June 30, 2007.
     Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between QGS Predecessor and Quicksilver, QGS Predecessor is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets commence commercial service. The Lake Arlington Dry System and the Hill County Dry System assets comprise $3.0 million and $3.6 million, respectively, of the total sale price to Quicksilver of $29.5 million. QGS Predecessor estimates that Quicksilver’s additional construction costs to complete the Lake Arlington Dry System and the Hill County Dry System will total approximately $32.3 million and $6.1 million, respectively, of which $6.5 million of costs had been incurred subsequent to the sale of the assets through June 30, 2007.
     As the Partnership has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intends to exercise its purchase rights, the conveyance of assets has not been treated as a sale for accounting purposes, such that the original cost of $29.5 million and subsequently incurred costs of $8.6 million have been included in both property, plant and equipment and repurchase obligations. Per the credit facility agreement, neither the repurchase obligations, nor the imputed interest thereon, will be included as indebtedness or interest expense for purposes of our compliance with the covenants. For the period from June 5, 2007 through June 30, 2007, the imputed interest was calculated at 8.60%, which was based upon the interest rate that would have been effective on the $50.0 million subordinated note had it been outstanding during that period.

     Other Assets — Other assets consist of long-term deposits on construction projects.
     Impairment of Long-Lived Assets — Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows are based on assumptions that management believe are reasonable and supportable. When the carrying amount of a long-lived asset is determined to be not recoverable, impairment loss is measured as the excess of the asset’s carrying value over its fair value. The fair values of long-lived assets are determined using commonly accepted techniques including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. There were no indications of asset impairments at June 30, 2007.
     Environmental Liabilities — Liabilities for environmental loss contingencies, including environmental remediation costs, are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
     Redeemable Partners’ Capital — QGS Predecessor accounts for partners’ capital subject to provisions for redemption outside of its control as mezzanine equity. Redeemable partners’ capital is recorded at fair value at the date of issue and is thereafter accreted to the redemption amount at each balance sheet date. Partners may redeem their redeemable capital at any time at fair value as defined in the redemption agreement. The resulting increases in the carrying amount of the redeemable partners’ capital is reflected through decreases in net parent equity. At June 30, 2007, no accretion had been recorded as the carrying amounts exceeded the redemption amounts for all periods presented.
     Revenue Recognition — QGS Predecessor’s primary service activities reported as operating revenue are gathering and processing of natural gas. QGS Predecessor recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured.
     QGS Predecessor has only fee-based contracts, under which it receives a fixed fee based on the volume of natural gas gathered and processed.
     Income Taxes — No provision for income taxes related to QGS Predecessor’s results of operations is included in the unaudited combined interim financial statements as such income is taxable directly to the partners holding interests in the various entities. The State of Texas enacted a margin tax in May 2006 that the Partnership will be required to pay beginning in 2008. The method of calculation for this margin tax is similar to an income tax, requiring the Partnership to recognize currently the impact of this new tax on the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. See Note 6 for information regarding income taxes.
     Segment Information — SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. QGS Predecessor operates in one segment only, the natural gas gathering and processing segment.
     Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable and repurchase obligations to parent is not materially different from their carrying amounts.
     Recently Issued Accounting Standards — In December 2004, the FASB released its final revised standard entitled SFAS No. 123(R), Share-Based Payment, (“SFAS 123R”) which significantly changed accounting practice with respect to employee stock options and other stock-based compensation. SFAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options. Because QGS Predecessor does not have any employees, it is affected only by the allocation of stock-based compensation cost by the Parent, who has adopted SFAS 123R. Such allocation did not have a material effect on QGS Predecessor’s financial statements and is not expected to have a material impact on the Partnership’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where the FASB concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Partnership has not yet determined the impact this pronouncement will have on its financial statements.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax provisions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of interest expense. QGS Predecessor’s adoption of FIN 48 on January 1, 2007 had no impact on its financial position.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 has no effect on QGS Predecessor’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Partnership has not yet determined the impact this pronouncement will have on its financial statements.
     In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, and entities are required to recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Partnership is evaluating the FSP’s guidance, but does not believe its adoption will have a material impact on its financial statements.

3. PROPERTY, PLANT AND EQUIPMENT AND ASSET RETIREMENT OBLIGATIONS
     Property, plant and equipment consists of the following:

	Depreciable
	Life	June 30, 2007	December 31, 2006
		(in thousands)
Gathering and transportation systems	20 years	$75,262	$36,572
Processing plants	20-25 years	87,327	53,035
Rights-of-way and easements	20 years	20,661	13,135
Construction in progress		16,689	31,612

		199,939	134,354
Less: accumulated depreciation and amortization		(6,651)	(3,563)

Net property, plant and equipment		$193,288	$130,791

     Depreciation expense for the six months ended June 30, 2007 and 2006, was $3.1 million and $1.1 million, respectively.
     Asset Retirement Obligations — A reconciliation of our liability for asset retirement obligations is as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Beginning asset retirement obligations	$503	$29
Additional liability incurred	1,006	451
Accretion expense	31	7

Ending asset retirement obligations	$1,540	$487

     No asset retirement obligations are recognized on pipelines as the right-of-way agreements generally do not require pipe removal upon termination. As of June 30, 2007, no assets are legally restricted for use in settling asset retirement obligations.
4. RELATED PARTY TRANSACTIONS
Centralized cash management — Quicksilver has provided certain cash management activities for QGS Predecessor since the inception of business on January 21, 2004, including the settlement of revenue and expense transactions with the Parent and payments made to or received from third parties by the Parent on behalf of QGS Predecessor. Revenues settled with the Parent and other customers, net of expenses paid by the Parent on behalf of QGS Predecessor, are reflected as a reduction of net parent equity on the Combined Balance Sheets and as a reduction of net cash provided by financing activities on the Combined Statements of Cash Flows. Subsequent to completion of the IPO, revenues settled and expenses paid on behalf of the Partnership will be cash-settled on a monthly basis utilizing Partnership bank accounts.
     The cash balance of $3.0 million at June 30, 2007, represents cash contributions received directly by QGS Predecessor from the Private Investors, plus interest income thereon.
     Services to affiliates — QGS Predecessor routinely conducts business with the Parent and its affiliates. The related transactions result primarily from fee-based arrangements for gathering and processing of natural gas.
     Allocation of costs — The individuals supporting QGS Predecessor’s operations are employees of the Parent. QGS Predecessor’s unaudited combined interim financial statements include costs allocated to QGS Predecessor by the Parent for centralized general and administrative services performed by the Parent, as well as depreciation of assets utilized by the Parent’s centralized general and administrative functions. Costs allocated to QGS Predecessor are based on identification of the Parent’s resources which directly benefit QGS Predecessor and its estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if QGS Predecessor had been operated as a stand-alone entity. These allocations were historically not settled in cash and resulted in adjustments to net parent equity.

     The following table summarizes the change in net parent equity. Management believes these transactions are executed on terms comparable to those that would apply to transactions executed with third parties.

	Six Months Ended
	June 30,
	(in thousands)
	2007	2006
Net parent equity
Beginning balance	$118,652	$48,949
Net change in parent advances:
Contribution of property, plant and equipment	45,040	40,201
Settled revenue with parent	(11,760)	(5,916)
Payments received by parent for trade accounts receivable	(625)	—
Payments made to settle expenses by parent	5,350	2,507
Allocation of general and administrative overhead	850	289
Contribution of other current assets	162	—
Distributions to parent	—	(4,506)

Net change in parent advances	39,017	32,575

Parent share of net income	2,689	1,164

Ending balance	$160,358	$82,688

General and administrative expense-parent
Allocation of general and administrative overhead	$850	$289
Management fee	120	—
Audit fees	166	45
Insurance expense	46	10

Total general and administrative expense-parent	$1,182	$344

5. COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — At June 30, 2007, QGS Predecessor was not subject to any material lawsuits or other legal proceedings.
     Casualties or Other Risks — The Parent maintains coverage in various insurance programs on QGS Predecessor’s behalf, which provides it with property damage, business interruption and other coverages which are customary for the nature and scope of its operations.
     Management believes that the Parent has adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, the Parent may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all.
     If QGS Predecessor were to incur a significant loss for which it was not fully insured, the loss could have a material impact on its combined financial condition and results of operations. In addition, the proceeds of any available insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts the revenues generated by QGS Predecessor, or which causes QGS Predecessor to make significant expenditures not covered by insurance, could reduce its ability to meet its financial obligations.
     In May 2007, an explosion occurred at the Cowtown Plant that resulted in the death of a Quicksilver employee. Although Quicksilver has agreed to indemnify us for any liability that may arise out of this accident, similar events could occur in the future and we could be liable for damages arising out of such events.
     Regulatory Compliance — In the ordinary course of business, QGS Predecessor is subject to various laws and regulations. In the opinion of management, compliance with these laws and regulations will not have a material adverse effect on QGS Predecessor’s financial condition or results of operations.

     Environmental Compliance — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, QGS Predecessor must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on QGS Predecessor’s combined financial condition or results of operations. At June 30, 2007, QGS Predecessor had no liabilities recorded for environmental matters.
     Commitments — QGS Predecessor has agreements with the Parent and other third parties to provide gathering and processing of natural gas and the delivery of natural gas and NGLs for sale in the Fort Worth Basin. The terms of these agreements range in length from 1 to 10 years. The Parent has dedicated to QGS Predecessor all of the Parent’s existing and future natural gas production for a period of 10 years from the Fort Worth Basin counties in which it currently owns acreage. If QGS Predecessor is not in operation for 60 consecutive days for reasons other than force majeure, the Parent would be entitled to elect, upon 30 days’ prior notice, to terminate its gas gathering and processing agreement and divert the affected gas to a third party for gathering and processing.
     Additionally, QGS Predecessor has agreements with a third party providing for the construction of gas processing units at its Cowtown Plant. Payments are due to the third party upon completion of established milestones related to the construction of the natural gas processing units. During the six months ended June 30, 2007, $5.2 million was paid to the third party. QGS Predecessor estimates additional payments of $3.8 million during 2007 will be made to the third party related to the completion of the gas processing units.
6. INCOME TAXES
     In May 2006, the State of Texas enacted a margin tax that will become effective in 2007. This margin tax will require QGS Predecessor to pay a tax at a maximum effective rate of 0.7% of our gross revenue apportioned to Texas. The margin to which the tax rate will be applied generally will be calculated as our revenues for federal income tax purposes less the cost of the services sold for federal income tax purposes. The statute limits the amount of our revenues subject to tax to 70%. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Partnership is required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date.
     Under SFAS No. 109, taxes based on income like the Texas margin tax are accounted for using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.
     As the temporary differences related to the QGS Predecessor property will affect the Texas margin tax, a deferred tax liability has been recorded in the amount of $0.1 million as of December 31, 2006 and June 30, 2007. A current tax liability has been recorded in the amount of $0.1 million as of June 30, 2007 based on revenues for the six-month period ended June 30, 2007. QGS Predecessor derives all of its revenue from operations in Texas.

7. SUBSEQUENT EVENTS
     Initial Public Offering — On August 6, 2007, the Partnership entered into an underwriting agreement (the “Underwriting Agreement”) with the General Partner, Quicksilver and Quicksilver Gas Services Holdings LLC (“Holdings”) and the underwriters named therein (collectively the “Underwriters”) providing for the offer and sale in a firm commitment underwritten offering of 5,000,000 common units, representing a 21.3% limited partner interest in the Partnership sold by the Partnership at a price to the public of $21.00 per common unit ($19.53 per common unit, net of underwriting discounts and structuring fees).
     The IPO closed on August 10, 2007. The proceeds, net of underwriting discounts and structuring fees, received by the Partnership, before expenses, were approximately $97.7 million. As described in the prospectus, dated August 6, 2007, the effective date, and filed by the Partnership with the SEC on August 7, 2007, the Partnership has used, or will use, the net proceeds of the IPO, together with cash on hand of $25.1 million, to: (i) distribute approximately $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and approximately $7.7 million in cash to the Private Investors as a return of investment capital contributed and reimbursement for capital expenditures advanced, (ii) pay approximately $3.0 million of expenses associated with the IPO, the Credit Agreement (as defined below) and certain formation transactions related to the IPO, and (iii) retain the balance for general partnership purposes.
Additionally, upon completion of the IPO, the following formation transactions occurred:
•	Quicksilver affiliates contributed to the Partnership their 95% interest in Cowtown Gas Processing Partners L.P., and their 93% interest in Cowtown Pipeline Partners L.P., and the Private Investors contributed to the Partnership their 5% interests in Cowtown Gas Processing Partners L.P. and their 7% interests in Cowtown Pipeline Partners L.P.;

•	the Partnership issued to Quicksilver 5,696,752 common units and 11,513,625 subordinated units, representing an aggregate 73.2% limited partner interest in it;

•	the Partnership issued to the Private Investors a total of 816,873 common units, representing an aggregate 3.5% limited partner interest in it; and

•	the Partnership issued to the General Partner 469,944 general partner units, representing its initial 2% general partner interest, and all of the Partnership’s incentive distribution rights, which incentive distribution rights will entitle the General Partner to increasing percentages of the cash that the Partnership distributes in excess of $0.3450 per unit per quarter.
     The Partnership owns all of the ownership interests in Quicksilver Gas Services Operating LLC (“Operating LLC”) and its operating subsidiaries, which own and operate the Partnership’s assets.
     On September 7, 2007, pursuant to the Underwriting Agreement, the Underwriters exercised in full their option to purchase up to an additional 750,000 common units on the same terms as the IPO. The proceeds, net of underwriting discounts and structuring fees, received by the Partnership were approximately $14.6 million. The proceeds have been, or will be, used for general partnership purposes.
     Credit Agreement — On August 10, 2007, the Partnership entered into a five-year $150 million senior secured revolving credit facility (“Credit Agreement”), with options exercisable by the Partnership to extend the facility for up to two additional years and increase the facility up to $250 million, in each case with the consent of the lenders. The Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by the Partnership’s subsidiaries and are secured by substantially all of the assets of the Partnership and each of its subsidiaries. The Partnership’s interest rate options under the facility include the London InterBank Offered Rate (“LIBOR”) and U.S. prime for revolving loans and a specified rate for swingline loans. Each interest rate option includes a margin which increases in specified increments in tandem with an increase in the Partnership’s leverage ratio, in accordance with the Credit Agreement. The Partnership must maintain certain financial ratios that can limit the Partnership’s borrowing capacity. The Credit Agreement contains certain restrictive covenants which, among other things, require the maintenance (measured quarterly) of a maximum leverage ratio of debt (which excludes the Subordinated Note and the Partnership’s obligations to repurchase certain pipeline and gathering assets from Quicksilver, described above) to Consolidated EBITDA (as defined in the Credit Agreement) and a minimum ratio of Consolidated EBITDA to interest expense (excluding capitalized interest on the Subordinated Note and non-cash interest expense with respect to the Partnership’s obligations to repurchase the pipeline and gathering assets described above). At the date of this report, the Partnership’s borrowing capacity was $66.8 million, as limited by the facility’s leverage ratio test. The Credit Agreement prohibits the declaration or payment of dividends by the Partnership if an event of default then exists or would result therefrom. The Credit Agreement also contains events of default that permit, among other things, the acceleration of the loans, the termination of the credit facility and foreclosure on collateral. The Partnership was in compliance with all such covenants as of June 30, 2007.
     Currently, there are no outstanding borrowings under the Credit Agreement.
     Subordinated Promissory Note — On August 10, 2007, the Partnership executed a subordinated promissory note (the “Subordinated Note”) payable to the order of Quicksilver in the principal amount of $50.0 million. The indebtedness outstanding under the Subordinated Note represents a return of capital to Quicksilver in respect of investments that it made in certain subsidiaries of the Partnership prior to the completion of the IPO.
     The principal of the Subordinated Note accrues interest based upon LIBOR (as determined pursuant to the Credit Agreement) plus (i) the applicable margin for LIBOR revolving loans (also as determined pursuant to the Credit Agreement) and (ii) 1.0% per annum. As the leverage ratio calculated in accordance with the Credit Agreement increases, the LIBOR margins increase in specified increments. Such accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note . The aggregate unpaid principal amount of the Subordinated Note will be due and payable in equal consecutive quarterly installments of $275,000 on the last business day of each calendar quarter, beginning on March 31, 2008, with the final payment of the then-remaining balance of the aggregate principal amount of the Subordinated Note due on the Subordinated Note’s maturity date, February 10, 2013. However, if the maturity date of the Credit Agreement is extended pursuant to the extension options described above, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the Credit Agreement maturity date as so extended. All amounts payable pursuant to the Subordinated Note may, at the election of Quicksilver, be paid, in whole or in part, using equity interests of the Partnership or the proceeds from the contemporaneous sale of equity interest of the Partnership. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below), such events of default including, but not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods, and the occurrence of an event of default under the Credit Agreement.
     Amounts due under the Subordinated Note are subordinated in right of payment to all obligations of the Partnership and its subsidiaries under the Credit Agreement and related loan documents. All payments due under the Subordinated Note are prohibited if certain conditions, including the absence of an event of default under the Credit Agreement, are not satisfied at the time of payment.
     Omnibus Agreement — On August 10, 2007, in connection with the closing of the IPO, the Partnership entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner and Quicksilver. The Omnibus Agreement addresses, among other matters, the following:
•	restrictions on Quicksilver’s ability to engage in certain midstream business activities or own certain related assets in eight specified counties in North Texas referred to in our Registration Statement on Form S-1 (No. 333-140599) as the “Quicksilver Counties”;

•	Quicksilver’s right to construct and operate pipeline assets in the Lake Arlington area of Tarrant County, Texas and in Hill County, Texas, and the Partnership’s obligation to purchase those assets from Quicksilver at their fair market value within two years after the assets commence commercial service;

•	the Partnership’s obligation to reimburse Quicksilver for all expenses incurred by Quicksilver (or payments made on the Partnership’s behalf) in conjunction with Quicksilver’s provision of general and administrative services to the Partnership, including salary and benefits of Quicksilver personnel, the Partnership’s public company expenses, general and administrative expenses and salaries and benefits of the Partnership’s executive management who are Quicksilver’s employees;

•	the Partnership’s obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to the Partnership’s assets; and

•	Quicksilver’s obligation to indemnify the Partnership for certain liabilities and the Partnership’s obligation to indemnify Quicksilver for certain liabilities.
     Services and Secondment Agreement — On August 10, 2007, in connection with the closing of the IPO, Quicksilver and the General Partner entered into a services and secondment agreement (the “Secondment Agreement”) pursuant to which specified employees of Quicksilver are seconded to the General Partner to provide operating, routine maintenance and other services with respect to the gathering and processing assets that are owned and operated by the Partnership, under the direction, supervision and control of the General Partner. Under the Secondment Agreement, the General Partner will reimburse Quicksilver for the services provided by the seconded employees. The initial term of the Secondment Agreement will be 10 years. The term will extend for additional twelve month periods unless either party provides 180 days written notice to the other party prior to the expiration of the applicable twelve month period. The General Partner may terminate the agreement upon 180 days written notice.
     Gas Gathering and Processing Agreement — On August 10, 2007, Quicksilver, Cowtown Gas Processing Partners L.P. (“Processing Partners”) and Cowtown Pipeline Partners L.P. (“Pipeline Partners”) and together with Processing Partners, (the “Cowtown Partnerships”) entered into the Fifth Amended and Restated Gas Gathering and Processing Agreement. In connection with the completion of the IPO, Processing Partners and Pipeline Partners became indirect wholly-owned subsidiaries of the Partnership. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for a primary term of 10 years, to dedicate and deliver for processing all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Quicksilver Counties or lands pooled therewith. Notwithstanding the ten year dedication, Quicksilver has made no commitment to the Partnership that it will develop the reserves subject to the Gas Gathering and Processing Agreement. However, a memorandum of Quicksilver’s obligations under the Gas Gathering and Processing Agreement will be filed of record in the Quicksilver Counties and therefore would survive any direct or indirect transfer by Quicksilver of its right, title or interest associated with its natural gas production in the Quicksilver Counties.
     Under the Gas Gathering and Processing Agreement, Pipeline Partners and Processing Partners provide gathering and processing services, respectively, for a fixed fee. Quicksilver has agreed to pay $0.40 per MMBtu gathered by Cowtown Pipeline and $0.50 per MMBtu processed by the Cowtown Plant, each subject to annual escalation tied to the consumer price index.
     As discussed in the Repurchase Obligations to Parent section, the Partnership has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after those assets commence commercial service.
     If the Partnership determines that the gathering or processing of any natural gas from Quicksilver’s wells is or has become uneconomical, the Partnership will not be obligated to gather and process Quicksilver’s production from those wells so long as the uneconomical conditions exist. In the event that the Cowtown Partnerships are unable to provide either gathering or processing services, Quicksilver may dispose of the natural gas not gathered or processed as it so determines. In the event that the Cowtown Partnerships are unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right, upon 30 days prior notice, to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.
     The Gas Gathering and Processing Agreement has a primary term of 10 years, which expires in 2017, and will be automatically renewed for one year periods unless the Cowtown Partnerships or Quicksilver provide written notice of termination on or before 90 days prior to the expiration of the primary term or the one year renewal period, as applicable. In addition, if the Gas Gathering and Processing Agreement, or performance under this agreement, becomes subject to FERC jurisdiction, the agreement would terminate pursuant to its terms, unless the parties agree within 30 days of such termination to continue the agreement.
     Contribution, Conveyance and Assumption Agreement — On August 10, 2007, in connection with the completion of the IPO, the Partnership entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with the General Partner, certain other affiliates of Quicksilver and the Private Investors. Immediately prior to the completion of the IPO, the following transactions, among others, occurred pursuant to the Contribution Agreement:
•	the transfer of all of the interests in Pipeline Partners and Processing Partners to the Partnership and its subsidiaries;

•	the issuance of the incentive distribution rights to the General Partner and the continuation of its 2.0% general partner interest in the Partnership;

•	the Partnership’s issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Holdings in exchange for the contributed interests; and

•	the Partnership’s issuance of 816,873 common units and the right to receive $7.7 million to the Private Investors in exchange for the contributed interests.

     Equity Plan — On July 24, 2007, the Board of Directors of the General Partner approved the Partnership’s 2007 Equity Plan (the “Plan”). Upon approval of the Plan, 750,000 units were reserved for issuance under the Plan. Executive officers, other employees and consultants of the Partnership, the General Partner or an affiliate of either of them, and non-employee directors of the General Partner are eligible to participate in the Plan. On August 10, 2007, the following phantom units were granted pursuant to the Plan:
•	Awards of 83,000 phantom units, payable in cash with a fair value of $1,743,000, were granted to executive officers of the General Partner and certain other individuals. One-third of these phantom units will vest on the first business day coinciding with or following each of the first three anniversaries of the date of the grant. The phantom units have no rights to distributions. Each vested phantom unit will entitle the participant to receive a lump sum cash payment equal to the fair market value per unit determined as of the date the phantom unit becomes vested.
•	Awards of 5,714 phantom units, payable in units, were granted to the non-employee directors of the General Partner. At the date of grant, the fair value of the award totaled $120,000. One-third of these phantom units will vest on the first business day of each of the first three calendar years beginning after the date of grant. Holders of phantom units have no voting rights and no distribution rights until such time as the phantom units become vested and common units are issued to such holders.
•	Awards of 4,286 phantom units, payable in units, were granted to the non-employee directors of the General Partner in lieu of director fees otherwise payable in cash. At the date of grant, the fair value of the award totaled $90,000. These phantom units will vest January 2, 2008. Each phantom unit will entitle the non-employee director to receive one common unit with respect to each phantom unit that becomes vested. Holders of phantom units have no voting rights and no distribution rights until such time as the phantom units become vested and common units are issued to such holders.
******

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in the Parent and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted costs or expenditures;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	factors discussed in our Registration Statement on Form S-1 (No. 333-140599).
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.
Overview
     We are a growth-oriented Delaware limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, as well as other natural gas producers in this area. During the second quarter of 2007, approximately 87% of our total natural gas gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are determined primarily by the volumes of natural gas gathered and processed through our gathering and processing systems. We gather and process natural gas pursuant to arrangements generally categorized as “fee-based” contracts. Under these arrangements, we are entitled to receive fixed cash fees for performing the gathering and processing services. We do not take title to the natural gas and associated natural gas liquids, or NGLs, that we gather and process and are therefore able to avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in a decline in volumes produced by our customers and, thus, a decrease in our revenues. These fee-based contracts provide stable cash flows, but minimal, if any, upside in higher commodity price environments. For the six months ended June 30, 2007 and 2006, these arrangements accounted for 100% of our natural gas volumes.
How We Evaluate Our Operations
     Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. These measures include volumes, adjusted gross margin, operating expenses and EBITDA on a company-wide basis.
     Volume – We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by (1) the level of successful drilling and production activity in areas currently dedicated to our systems, (2) our ability to compete for volumes from successful new wells in other areas and (3) our ability to obtain natural gas that has been released from other commitments. We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.
     Adjusted Gross Margin – We define adjusted gross margin as total revenues less operations and maintenance expense and general and administrative expense. Adjusted gross margin information is included in this report as a supplemental disclosure because it is a primary performance measure used by management to evaluate the relationship between our gathering and processing revenues and our cost of operating our facilities and our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP. Adjusted gross margin does not include deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner. See the reconciliation of this non-GAAP measure to total revenue in Results of Operations.
     Operating Expenses – Operating expenses are a separate measure that we use to evaluate performance of field operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but fluctuate depending on the scale of our operations during a specific period. See the reconciliation of this non-GAAP measure to net income in Results of Operations.
     EBITDA – We define EBITDA as net earnings before income taxes, interest expense, depreciation and amortization. EBITDA is not a measure calculated in accordance with GAAP. EBITDA does not include deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. EBITDA should not be considered as an alternative to net income, income before taxes, net cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. We believe that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. EBITDA calculations may vary among entities, so our computation of EBITDA may not be comparable to EBITDA or similar measures of other entities. In evaluating EBITDA, we believe that investors should consider, among other things, the amount by which EBITDA exceeds interest costs, how EBITDA compares to principal payments on debt and how EBITDA compares to capital expenditures for each period.
     EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance as compared to those of other companies in the midstream energy industry without regard to financing methods, capital structure or historical cost basis; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.
     EBITDA and adjusted gross margin should not be considered as alternatives to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as a measure of operating performance, liquidity or our ability to service debt obligations.
General Trends and Outlook
     We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

     Natural Gas Supply, Demand and Outlook– Natural gas continues to be a critical component of energy consumption in the United States. According to the Energy Information Administration, or the EIA, total annual domestic consumption of natural gas is expected to increase from approximately 22.4 trillion cubic feet, or Tcf, in 2005 to approximately 23.4 Tcf in 2010. During the last three years, the United States has on average consumed approximately 22.3 Tcf per year, while total marketed domestic production averaged approximately 19.5 Tcf per year during the same period. The industrial and electricity generation sectors currently account for the largest usage of natural gas in the United States.
     We believe that current natural gas prices and the existing strong demand for natural gas will continue to result in relatively high levels of natural gas-related drilling in the United States as producers seek to increase their level of natural gas production. Although the natural gas reserves in the United States have increased overall in recent years, a corresponding increase in production has not been realized according to data obtained from the EIA. We believe that this lack of increased production is attributable to insufficient pipeline infrastructure, the continued depletion of existing wells and a tight labor and equipment market. We believe that an increase in United States natural gas production, additional sources of supply such as liquid natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for natural gas in the United States.
     According to Baker Hughes, the area in which we operate is experiencing significant drilling activity. Although we anticipate continued high levels of exploration and production activity in this area in which we operate, fluctuations in energy prices can affect production rates over time and levels of investment by third parties in exploration for and development of new natural gas reserves. We have no control over the level of natural gas exploration, production or development activity in our area of operations.
     Impact of Interest Rates and Inflation – Interest rates have recently begun to increase after reaching 50-year record lows. If interest rates continue to rise, our financing costs would increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
     Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations in 2006. It may in the future, however, increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. Our operating revenues and costs are influenced to a greater extent by price changes in natural gas and NGLs. To the extent permitted by competition, regulation and our existing agreements, we intend to continue to pass along increased costs to our customers in the form of higher fees.
Items Impacting Comparability of Our Financial Results
     Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below:
•	Quicksilver’s Barnett Shale operations began in 2004 and have subsequently grown significantly.

•	Our facilities and operations have been in a startup phase, and we have incurred expenses that we do not expect to be recurring.

•	Expenses are largely independent of gathering and processing volumes and are more directly related to the capacity of our facilities and operations.

•	Revenues have been dependent on Quicksilver’s ability to connect wells to our system.
Critical Accounting Policies and Estimates
     Accounting principles generally accepted in the United States require management to make estimates and judgments that affect the amounts reported in the financial statements and notes. These estimates and judgments are based on information available at the time such estimates and judgments are made. For the periods covered by the unaudited combined interim financial statements included in this report, these estimates and judgments affected, among other amounts, the following:
     Depreciation Expense and Cost Capitalization Policies. Our assets consist primarily of natural gas gathering pipelines, processing plants, and transmission pipelines. We capitalize all construction-related direct labor and material costs plus the interest cost associated with financing the construction of new facilities. These aggregate costs are then expensed over the estimated useful life of the constructed asset through the recognition of depreciation expense.
     As discussed in the Notes to the Combined Interim Financial Statements, depreciation of our assets is generally computed using the straight-line method over the estimated useful life of the assets. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and maintenance projects are expensed as incurred.
     The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which would impact future depreciation expense.
     Asset Retirement Obligations — QGS Predecessor adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Asset retirement obligations (“ARO”) are legal obligations associated with the retirement of a tangible long-lived asset that result from the asset’s acquisition, construction, development and/or normal operation. An ARO is initially measured at its estimated fair value. Upon initial recognition of an ARO, an entity records an increase to the carrying amount of the related long-lived asset and an offsetting ARO liability. The combined cost of the asset and the capitalized asset retirement obligation is depreciated using a systematic and rational allocation method over the period during which the long-lived asset is expected to provide benefits. After the initial period of ARO recognition, the ARO will change as a result of the passage of time and revisions to the original estimates of either the amounts of estimated cash flows or their timing. Changes due to the passage of time increase the carrying amount of the liability because there are fewer periods remaining from the initial measurement date until the settlement date; therefore, the present value of the discounted future settlement amount increases. These changes are recorded as a period cost called accretion expense. Upon settlement, AROs will be extinguished by the entity at either the recorded amount or the entity will incur a gain or loss on the difference between the recorded amount and the actual settlement cost.

Results of Operations
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006.
Combined Overview
     The following table and discussion relates to our combined results of operations for the three months ended June 30, 2006 and 2007.

	Three months ended June 30,
	2007	2006
	(in thousands)
Total revenues	$7,118	$3,320
Operations and maintenance expense	2,228	2,130
General and administrative expense	686	178

Adjusted gross margin(a)	4,204	1,012

Other income	23	—

EBITDA(b)	4,227	1,012
Depreciation and amortization expense	1,824	720
Interest expense	211	—
Income tax provision	57	—

Net income	$2,135	$292

Operating Data:
Daily throughput (Mcf)	67,621	32,534
Total throughput (Mcf)	6,153,510	2,960,612

(a)	Adjusted gross margin consists of total operating revenues less operations and maintenance expense and general and administrative expense.

(b)	EBITDA consists of net income plus net interest expense, provision for taxes on our income and depreciation and amortization expense.
     Total Revenues — Total revenues increased $3.8 million, or 114%, to $7.1 million for the three months ended June 30, 2007 from $3.3 million for the three months ended June 30, 2006. This increase was due to the increase in Quicksilver and third party customer production volumes in the Fort Worth Basin. At June 30, 2007, Quicksilver had 139 wells connected to our system compared to 60 wells connected to our system as of June 30, 2006. Quicksilver wells placed into production in the Fort Worth Basin subsequent to the second quarter of 2006, increased throughput volumes by approximately 1.3 Bcf for the second quarter of 2007 compared to the second quarter of 2006.
     Operations and Maintenance Expense — Operations and maintenance expense increased $0.1 million, or 5%, to $2.2 million for the three months ended June 30, 2007 from $2.1 million for the three months ended June 30, 2006. Operating expense has stabilized for our current scale of operations, but will increase in the future based on inflation and facility expansion.
     General and Administrative Expense — General and administrative expense increased $0.5 million, or 285%, to $0.7 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. This increase was primarily the result of the expansion of our operations and the resulting increase in personnel and related expenses to support that growth.
     Adjusted Gross Margin — Adjusted gross margin increased $3.2 million, or 315%, to $4.2 million for the three months ended June 30, 2007 from $1.0 million for the three months ended June 30, 2006, primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 30% to approximately 59%, primarily due to the increase in revenues and operations and maintenance expense associated with our current scale of operations. The increase was partially offset by increased general and administrative expense.

     Depreciation and Amortization Expense — Depreciation and amortization expense increased $1.1 million, or 153%, to $1.8 million for the three months ended June 30, 2007 from $0.7 million for the three months ended June 30, 2006, primarily as a result of the higher carrying value of property, plant and equipment as a result of capital expenditure spending subsequent to March 31, 2006.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006.
     The following table and discussion relates to our combined results of operations for the six months ended June 30, 2006 and 2007.

	Six months ended June 30,
	2007	2006
	(in thousands)
Total revenues	$12,489	$5,916
Operations and maintenance expense	4,945	3,282
General and administrative expense	1,182	344

Adjusted gross margin(a)	6,362	2,290

Other income	35	—

EBITDA(b)	6,397	2,290
Depreciation and amortization expense	3,119	1,087
Interest expense	211	—
Income tax provision	97	—

Net income	$2,970	$1,203

Operating Data:
Daily throughput (Mcf)	60,680	29,238
Total throughput (Mcf)	10,983,102	5,292,094

(a)	Adjusted gross margin consists of total operating revenues less operation and maintenance expense and general and administrative expense.

(b)	EBITDA consists of net income plus net interest expense, provision for taxes on our income and depreciation and amortization expense.
     Total Revenues — Total revenues increased $6.6 million, or 111%, to $12.5 million for the six months ended June 30, 2007 from $5.9 million for the six months ended June 30, 2006. This increase was due to the increase in Quicksilver and third party customer production volumes in the Fort Worth basin. At June 30, 2007, Quicksilver had 139 wells connected to our system compared to 60 wells connected to our system as of June 30, 2006. Quicksilver wells placed into production in the Fort Worth basin subsequent to June 2006, increased throughput volumes by approximately 3.3 Bcf for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006.
     Operations and Maintenance Expense — Operations and maintenance expense increased $1.6 million, or 51%, to $4.9 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. This increase was primarily the result of the expansion of our operations during the twelve month period ended June 30, 2007. Operating expense has stabilized for our current scale of operations, but will increase in the future based on inflation and facility expansion.
     General and Administrative Expense — General and administrative expense increased $0.9 million, or 244%, to $1.2 million for the six months ended June 30, 2007 from $0.3 million for the six months ended June 30, 2006. This increase was primarily the result of the expansion of our operations and the resulting increase in personnel and related expenses to support that growth.
     Adjusted Gross Margin — Adjusted gross margin increased $4.1 million, or 178%, to $6.4 million for the six months ended June 30, 2007 from $2.3 million for the six months ended June 30, 2006, primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 39% to approximately 51%, primarily due to the increase in revenue. The increase was partially offset by increased operations and maintenance expense and general and administrative expense.

     Depreciation and Amortization Expense — Depreciation and amortization expense increased $2.0 million, or 187%, to $3.1 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006, primarily as a result of the higher carrying value of property, plant and equipment as a result of capital expenditure spending subsequent to June 30, 2006.
Liquidity and Capital Resources
     Historically, our sources of liquidity have included cash generated from operations and equity investments by our owners.
     Following the completion of the IPO, we expect our sources of liquidity to include:
•	cash generated from operations;

•	borrowings under our revolving credit facility;

•	future debt offerings; and

•	issuances of additional partnership units.
     We believe that the cash generated from these sources will be sufficient to meet our minimum quarterly cash distributions and our requirements for short-term working capital and long-term capital expenditures for the next twelve months.
Cash Flows
     Since the inception of operations on January 21, 2004, there have been several key events that have had major impacts on the Partnership’s cash flows. They are:
•	At December 31, 2004, Quicksilver had produced only 103,339 Mcf in the Fort Worth Basin for the year then ended, and there were only two wells connected to the Partnership’s system.

•	At December 31, 2005, Quicksilver had produced 3,560,605 Mcf in the Fort Worth Basin for the year then ended, all of which was gathered, processed and transported on the Partnership’s system, and had 39 wells connected to the Partnership’s system. At December 31, 2005, we had invested $53.8 million in the Partnership’s pipeline and plant assets.

•	At December 31, 2006, Quicksilver had throughput of 13,495,818 Mcf on the Partnership’s system for the year then ended, and had 88 wells connected to the Partnership’s system. The system consisted of 120 miles of gathering pipelines, a 22-mile NGL transportation pipeline and two operating units which can process 200 MMcf/d of natural gas.
     Working Capital (Deficit) — Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital (deficit) was $14.9 million at June 30, 2007 and $(4.9) million at December 31, 2006.
     The net increase in working capital of $19.8 million from December 31, 2006 to June 30, 2007 resulted primarily from the $29.5 million receivable related to the sale of gathering and transportation assets to Quicksilver. The increase was partially offset by an increase in accruals for property, plant and equipment additions.
     Cash Flows from Operations — Cash flows from operations were $6.1 million for the six months ended June 30, 2007 and $3.1 million for the six months ended June 30, 2006. The increase in operating cash flows during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 resulted primarily from increased revenues associated with the services we provided to the increased Quicksilver wells connected to our system.
     For all periods, we used cash flows from operating activities together with capital contributions and borrowings from Quicksilver for our working capital requirements, which include operating expenses, maintenance capital expenditures and expansion capital expenditures.
     Cash Flows Used in Investing Activities — Cash flows used in investing activities were $45.0 million for the six months ended June 30, 2007 and $40.2 million for the six months ended June 30, 2006, an increase of $4.8 million or approximately 12%.
     Items comprising our investing activities during the six month period ended June 30, 2007 include $45.0 million in property, plant and equipment additions. Items comprising our investing activities during the six months ended June 30, 2006 include $40.2 million in property, plant and equipment additions.

     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities were $39.2 million for the six months ended June 30, 2007 and $37.1 million for the six months ended June 30, 2006, an increase of $2.1 million or approximately 6%.
     Cash flows provided by financing activities during the six months ended June 30, 2007 consisted of $39.0 million in contributions by Quicksilver and $0.2 million in contributions by the Private Investors. Cash flows provided by financing activities during the six months ended June 30, 2006 consisted of $32.6 million in contributions by Quicksilver and $4.5 million in contributions by the Private Investors.
Capital Expenditures
     The midstream energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities. We categorize our capital expenditures as either:
•	Expansion capital expenditures, which are made to construct additional assets, to expand and upgrade existing systems and facilities or to acquire additional assets; or

•	Maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and extend their useful lives or to maintain existing system volumes and related cash flows.
     Since our inception in 2004, we have made substantial expansion capital expenditures. We anticipate that we will continue to make significant expansion capital expenditures. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.
     We have budgeted approximately $89.9 million in capital expenditures for the year ending December 31, 2007.
     Our budget for fiscal year 2007 includes $87.4 million of identified expansion capital expenditures and $2.5 million related to maintenance capital expenditures. These expenditures relate to several projects scheduled for 2007, including the connection of approximately 189 new wells to our gathering and transportation system, the recently completed connection of our 22-mile NGL pipeline to the Louis Dreyfus pipeline and the progress payments to third parties for the new processing unit at the Cowtown Plant. Through June 30, 2007, we incurred total capital expenditures of $53.6 million, including expansion capital expenditures of approximately $45.0 million and $8.6 million in capital expenditures related to assets subject to the repurchase obligations to the Parent. We expect that the remaining budgeted expansion capital expenditures of $42.4 million will be funded through borrowings under our revolving credit facility.
     Additionally, Quicksilver has the right to complete construction and to operate the new gathering system for the Lake Arlington Dry System and the Hill County Dry System, which we are obligated to purchase from Quicksilver at fair market value within two years after those assets commence commercial service. We anticipate that the Lake Arlington Dry System and the Hill County Dry System will be completed in 2008. After the Lake Arlington Dry System and the Hill County Dry System commence commercial service, but prior to our purchase of those assets, Quicksilver will engage us to operate those assets for a fee.
     As discussed in the Repurchase Obligations to Parent section, the Partnership has the option to purchase the Cowtown Assets from Quicksilver at historical cost within two years after those assets commence commercial service. Quicksilver has engaged us to operate those assets for a fee.
     We continually review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Since we will distribute most of our available cash to our unitholders, we will depend on borrowings under our revolving credit facility and the issuance of debt and equity securities to finance any future growth capital expenditures or acquisitions.
Revolving Credit Facility
     Upon completion of the IPO, we entered into a $150 million senior secured revolving credit facility. Our obligations under the credit agreement are secured by first priority liens on substantially all of our assets, including a pledge of all of the equity interests of each of our subsidiaries. Our obligation under the credit agreement are also guaranteed by all of our subsidiaries and secured by first priority liens on substantially all of the assets of our subsidiaries. The credit agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of our Consolidated EBITDA (as defined in our credit agreement) to our net interest expense, each measured for the preceding quarter, of not less than 2.5 to 1.0; and a ratio of total indebtedness to Consolidated

EBITDA of not more than 5.25 to 1.0 for quarters ending on June 30, 2007 and September 30, 2007, 5.00 to 1.0 for quarters ending on December 31, 2007 and March 31, 2008, 4.75 to 1.0 for quarters ending on June 30, 2008 and September 30, 2008, and 4.50 to 1.0 for quarters ending December 31, 2008 and thereafter. Furthermore, the credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	pay dividends; and

•	engage in transactions with affiliates.
     Any replacement of our revolving credit facility or any other new indebtedness could have similar or greater restrictions.
     Neither our obligation to repurchase certain pipeline and gathering assets from Quicksilver or our obligations to Quicksilver under the subordinated note described below, nor the capitalized or non-cash interest thereon, will be included as indebtedness or interest expense for purposes of determining our compliance with the covenants described above.
Subordinated Intercompany Note
     In connection with the completion of the IPO, we issued a $50.0 million subordinated note payable to Quicksilver. The note bears interest at an initial rate of LIBOR plus 2.25% per annum and is subject to the subordination provisions described below:
•	accrued and unpaid interest on the note will be due and payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the maturity date of the note, provided that such interest payments may be added to the outstanding principal amount at any time when the payment of interest is prohibited pursuant to the subordination provisions described below; and

•	the principal amount of the note will be due and payable:
• in equal consecutive quarterly installments of $275,000 on the last business day of each calendar quarter, beginning on March 31, 2008; plus
• a final payment of the then-remaining balance of the aggregate principal amount of the note on February 10, 2013, the maturity date of the note, provided, however, in the event of any extension of the maturity of our revolving credit facility, described above, the maturity date of the note shall be the date that is six months after such revolving credit facility’s maturity date.
     Amounts due under the note will be subordinated in right of payment to all obligations under the revolving credit facility. We will not be allowed to make any payments (other than interest paid by adding such interest to the principal balance of the note or amounts paid using our equity interests or the proceeds of issuance of our equity interests) under the note if any of the following blockage events exists as of the date of, or would result from, the proposed subordinated note payment:
•	an event of default under the revolving credit facility;

•	the existence of a pending judicial proceeding with respect to any event of default under the revolving credit facility; or

•	our ratio of total indebtedness (which includes the $50.0 million subordinated note payable to Quicksilver) to Consolidated EBITDA (as determined in accordance with our revolving credit facility) as of the end of the fiscal quarter immediately preceding the date of such payment was equal to or greater than 3.5 to 1.0 or would be greater than 3.5 to 1.0 after giving pro forma effect to such payment.

     In light of these subordination features, we anticipate making all scheduled interest payments on the subordinated note; (by adding the interest to the principal amount) however, because we do not expect to meet the financial ratio test described above until December 31, 2008, we anticipate that we will begin making cash payments on the principal and interest after that date.
Repurchase Obligations to Parent
     On June 5, 2007, QGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System. The assets are either constructed and in service, or partially constructed. The selling price for these assets was approximately $29.5 million, which represents QGS Predecessor’s historical cost. QGS Predecessor collected the $29.5 million on August 9, 2007. The assets have been conveyed to Quicksilver through a written assignment.
     Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between QGS Predecessor and Quicksilver, QGS Predecessor has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. The Cowtown Pipeline Assets comprised $22.9 million of the total sale price to Quicksilver. QGS Predecessor estimates that Quicksilver’s additional construction costs to complete these pipelines will total approximately $16.3 million, of which $2.1 million of costs had been incurred subsequent to the sale of the assets through June 30, 2007.
     Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between QGS Predecessor and Quicksilver, QGS Predecessor is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets commence commercial service. The Lake Arlington Dry System and the Hill County Dry System assets comprise $3.0 million and $3.6 million, respectively, of the total sale price to Quicksilver of $29.5 million. QGS Predecessor estimates that Quicksilver’s additional construction costs to complete the Lake Arlington Dry System and the Hill County Dry System will total approximately $32.3 million and $6.1 million, respectively, of which $6.5 million of costs had been incurred subsequent to the sale of the assets through June 30, 2007.
     As the Partnership has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intends to exercise its purchase rights, the conveyance of assets has not been treated as a sale for accounting purposes, such that the original cost of $29.5 million and subsequently incurred costs of $8.6 million have been included in both property, plant and equipment and repurchase obligations. Per the credit facility agreement, neither the repurchase obligations, nor the imputed interest thereon, will be included as indebtedness or interest expense for purposes of our compliance with the covenants. For the period from June 5, 2007 through June 30, 2007, the imputed interest was calculated at 8.60%, which was based upon the interest rate that would have been effective on the $50.0 million subordinated note had it been outstanding during that period.
Total Contractual Cash Obligations
The following table summarizes our total contractual cash obligations as of June 30, 2007.

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2010	2011-2012	Thereafter
			($Millions)
Long-Term Debt (including interest) (1)	$—	$—	$—	$—	$—
Repurchase Obligations to Parent (2)	38.3	—	—	—	—
Construction Commitments	3.8	3.8	—	—	—

Total Contractual Obligations (3)	$42.1	$3.8	$—	$—	$—

(1)	With respect to the revolving credit facility, based on an interest rate of 6.60%, which is the current LIBOR interest rate of 5.35% plus a margin of 1.25%. With respect to the $50.0 million subordinated note, based on an interest rate of the current LIBOR interest rate of 5.35% plus 2.25% per annum.

(2)	As described above under “Repurchase Obligations to Parent,” QGS Predecessor is obligated to purchase certain pipeline assets from Quicksilver at their fair market value within two years of their commencement of commercial operation. The Repurchase Obligations to Parent balance, of $38.3 million, includes $25.0 million related to Cowtown Assets that QGS Predecessor has the option to purchase. QGS Predecessor cannot presently predict the deadline for completing the purchase of these assets or the ultimate purchase price. QGS predecessor intends to exercise its purchase rights related to these assets.

(3)	These amounts do not include the $89.9 million that QGS Predecessor expects to spend in fiscal year 2007 for the construction of additions to its gathering system to connect new wells and the cost to construct the third processing unit that QGS Predecessor expects to become operational by the fourth quarter of 2008, a portion of which is budgeted for fiscal year 2007 capital expenditures.

Off-Balance Sheet Arrangements
     QGS Predecessor has no off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) released its final revised standard entitled SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), which significantly changed accounting practice with respect to employee stock options and other stock based compensation. SFAS 123R requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options. Because QGS Predecessor does not have any employees, it is affected only by the allocation to it of stock-based compensation cost by Quicksilver, which has adopted SFAS 123R. Such allocation did not have a material effect on QGS Predecessor’s financial statements and is not expected to have a material impact on the Partnership’s financial statements.
     In September 2006, FASB issued  SFAS No. 157, Fair Value Measurements (“SFAS 157 ”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where the FASB concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. QGS Predecessor has not yet determined the impact this pronouncement will have on its financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax provisions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of interest expense. The adoption of FIN 48 on January 1, 2007 had no impact on QGS Predecessor’s financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 had no effect on QGS Predecessor’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Partnership has not yet determined the impact this pronouncement will have on its financial statements.
     In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, and entities are required to recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Partnership is evaluating the FSP’s guidance, but does not believe its adoption will have a material impact on its financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.
Credit Risk
     Our primary risk is that we are dependent on Quicksilver for almost all of our supply of natural gas volumes, and are consequently subject to the risk of nonpayment or late payment by Quicksilver for processing and transportation fees.

Quicksilver’s credit ratings are below investment grade, and we expect its credit ratings to remain below investment grade for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy contract counterparty or with a more diversified group of customers; and, unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees.
Interest Rate Risk
     Interest rates have recently begun to increase after reaching 50-year record lows. If interest rates continue to rise, our financing costs would increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
     We are exposed to variable interest rate risk as a result of borrowings under our revolving credit facility and our Subordinated Note.
ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the second quarter of 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in the prospectus, dated August 6, 2007, relating to the IPO and filed with the SEC on August 7, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The effective date of the Partnership’s registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-140599) relating to the Partnership’s IPO of common units representing limited partner interests was August 6, 2007. A total of 5,750,000 common units were registered and sold, including common units sold pursuant to the underwriters’ option to purchase additional common units.
     The sale of 5,000,000 common units was completed on August 10, 2007 and the sale of 750,000 units was completed on September 7, 2007. The aggregate offering price for the common units was $120.8 million. The aggregate underwriting discounts were $7.9 million and the Partnership incurred $0.6 million of structuring fees and approximately $2.5 million of other expenses in connection with the IPO, for total expenses of approximately $11.0 million. The proceeds to the Partnership, net of total expenses, were approximately $109.8 million. As of August 31, 2007, the Partnership has used the net proceeds of the IPO, together with cash on hand of $25.1 million to (i) distribute approximately $ 162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and approximately $7.7 million in cash to the Private Investors as a return of investment capital contributed and reimbursement for capital expenditures advanced and (ii) pay approximately $1.2 million of expenses associated with the IPO, the Credit Agreement and certain formation transactions related to the IPO. The Partnership intends to use the remaining net proceeds of approximately $16.4 million for expenses associated with the IPO, the Credit Agreement and certain formation transactions related to the IPO and for general partnership purposes.
     None of the underwriting discounts or other expenses incurred in connection with the IPO, including the exercise of the underwriters’ option, were paid, directly or indirectly, to directors, officers, general partners of the Partnership or their associates, to persons owning 10% or more of any class of equity securities of the Partnership or to affiliates of the Partnership.
     UBS Securities LLC and Goldman, Sachs & Co. acted as representatives of the underwriters and as joint book-running managers of the IPO. A.G. Edwards & Sons, Inc., J.P. Morgan Securities Inc. and Fortis Securities LLC acted as co-managers.
Item 6. Exhibits:

Exhibit No.	Description

3.1	First Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated August 10, 2007 (filed as Exhibit 3.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

3.2	First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).

4.1	Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.1	Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).

10.2	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).

10.3	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: September 14, 2007

QUICKSILVER GAS SERVICES LP

By: QUICKSILVER GAS SERVICES GP LLC, its general partner

By:	/s/ Thomas F. Darden Thomas F. Darden
President and Chief Executive Officer

By:	/s/ Philip Cook

Philip Cook
Senior Vice President – Chief Financial Officer

Item 6. Exhibits:

Exhibit No.	Description

3.1	First Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated August 10, 2007 (filed as Exhibit 3.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

3.2	First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).

4.1	Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.1	Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).

10.2	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).

10.3	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith