Form 10-Q
period 2007-09-30
Quicksilver Gas Services LP
filed 2007-11-09
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33631
Quicksilver Gas Services LP
(Exact name of registrant as specified in its charter)

Delaware	56-2639586
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

777 West Rosedale, Fort Worth, Texas (Address of principal executive offices)	76104 (Zip Code)
(817) 665-8620
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant has 12,263,625 Common Units, 11,513,625 Subordinated Units and 469,944 General Partner Units outstanding as of October 31, 2007.

EXPLANATORY NOTE
On August 10, 2007, we completed our initial public offering, or IPO, of 5,000,000 common units representing limited partnership interests. On September 7, 2007, we sold an additional 750,000 common units upon the exercise by the underwriters of the IPO of an over-allotment option that we had previously granted to them.
Upon the completion of the IPO, we succeeded to the assets and operations of Cowtown Pipeline LP, Cowtown Pipeline Partners LP, Cowtown Gas Processing LP and Cowtown Gas Processing Partners LP, which we refer to collectively as the Cowtown Entities or the Quicksilver Gas Services Predecessor. Prior to the completion of the IPO, the Cowtown Entities were owned indirectly by Quicksilver Resources Inc., which we refer to as Quicksilver or the Parent, and by two private investors, which we refer to as the Private Investors.
The information contained in this report includes the activity of Quicksilver Gas Services Predecessor prior to the completion of the IPO on August 10, 2007 and the activity of Quicksilver Gas Services LP subsequent to the completion of the IPO on August 10, 2007 through September 30, 2007. Consequently, the unaudited condensed consolidated interim financial statements and related discussion of financial condition and results of operations contained in this report reflect the activity for the three and nine month periods ended September 30, 2007 without regard to the change of ownership during the period.
The information contained in this report should be read in conjunction with the information contained in the prospectus, dated August 6, 2007, relating to the IPO, which we filed with the Securities and Exchange Commission on August 7, 2007.

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands – Unaudited

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$18,099	$2,797
Trade accounts receivable	925	67
Other current assets	553	147

Total current assets	19,577	3,011

Property, plant and equipment – net	227,825	130,791

Other assets	959	821

Total assets	$248,361	$134,623

LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL
Current liabilities
Current portion of note payable to parent	$825	$—
Accounts payable to parent	10,179	—
Accrued additions to property, plant and equipment	7,180	6,608
Accounts payable and other	2,332	1,294

Total current liabilities	20,516	7,902

Repurchase obligations to parent	64,458	—
Note payable to parent	49,800	—
Asset retirement obligations	1,893	503
Deferred income tax liabilities	151	135

Commitments and contingent liabilities (Note 8)	—	—

Redeemable partners’ capital	—	7,431

Partners’ Capital
Common unitholders (12,263,625 units issued and outstanding at September 30, 2007)	110,740	—
Subordinated unitholders (11,513,625 units issued and outstanding at September 30, 2007)	771	—
General partner (469,944 units issued and outstanding at September 30, 2007)	32	—
Net parent equity	—	118,652

Total partners’ capital	111,543	118,652

Total liabilities, redeemable partners’ capital and partners’ capital	$248,361	$134,623

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands except per unit data – Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Gathering and transportation revenue — parent	$4,102	$1,948	$9,612	$4,663
Gathering and transportation revenue	500	—	838	—
Gas processing revenue — parent	4,892	2,125	11,109	5,327
Gas processing revenue	521	—	912	—
Other revenue — parent	267	—	300	—

Total revenues	10,282	4,073	22,771	9,990
Expenses:
Operations and maintenance — parent	3,072	2,409	8,063	5,691
General and administrative — parent	1,217	489	2,353	833
Depreciation and amortization	2,188	1,032	5,307	2,119

Total expenses	6,477	3,930	15,723	8,643

Operating income	3,805	143	7,048	1,347

Other income	114	—	149	—
Interest expense	1,728	—	1,939	—

Income before income taxes	2,191	143	5,258	1,347
Income tax provision	92	—	189	—

Net income	$2,099	$143	$5,069	$1,347

Allocation of net income for the three and nine month periods ended September 30, 2007:

Net income attributable to the period from beginning of period to August 9, 2007	$474		$3,444
Net income attributable to the period from August 10, 2007 to September 30, 2007	1,625		1,625

Net income	$2,099		$5,069

General partner interest in net income for the period from August 10, 2007 to September 30, 2007	$32		$32

Common and subordinated unitholders’ interest in net income for the period from August 10, 2007 to September 30, 2007	$1,593		$1,593

Basic net income per common and subordinated unit	$0.07		$0.07

Diluted net income per common and subordinated unit	$0.07		$0.07

Basic average number of common and subordinated units outstanding	23,777		23,777
Diluted average number of common and subordinated units outstanding	23,787		23,787
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	For the Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$5,069	$1,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,253	2,104
Accretion of asset retirement obligations	54	15
Amortization of debt issuance costs	33	—
Equity-based compensation	45	—
Deferred income tax expense	16	—
Non-cash interest expense on repurchase obligations	1,228	—
Non-cash interest expense on note payable to parent	625	—
Changes in assets and liabilities:
Accounts receivable	(858)	—
Other current assets	(229)	—
Accounts payable to parent	(1,095)	—
Accounts payable and other	1,038	707

Net cash provided by operating activities	11,179	4,173

Investing activities:
Additions to property, plant and equipment	(55,184)	(53,818)

Net cash used in investing activities	(55,184)	(53,818)

Financing activities:
Proceeds from sale of assets to parent	29,508	—
Debt issuance costs paid	(715)	—
Proceeds from initial public offering	112,298	—
Costs incurred in connection with initial public offering	(190)	—
Distribution of initial public offering proceeds to partners	(119,806)	—
Contributions by parent	38,045	45,139
Contributions by redeemable partners	167	4,506

Net cash provided by financing activities	59,307	49,645

Net increase in cash and cash equivalents	15,302	—

Cash and cash equivalents at beginning of period	2,797	—

Cash and cash equivalents at end of period	$18,099	$—

Non-cash transactions:
Changes in working capital related to the acquisition of property, plant and equipment	$(12,045)	$(7,582)
Prepaid insurance paid by parent	$(176)	$—
Debt issuance costs paid by parent	$(277)	$—
Cost in connection with the initial public offering paid by parent	$(2,465)	$—
Issuance of subordinated note payable to parent	$50,000	$—
Repurchase obligations to parent – acquisition of property, plant, and equipment by parent	$(33,722)	$—
The accompanying notes are an integral part of these condensed consolidated interim financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
In thousands – Unaudited

			Partners’ Capital
		Redeemable	Limited Partners
	Net Parent Equity	Partners’ Capital	Common	Subordinated	General Partner	Total
Balance at December 31, 2006	$118,652	$7,431	$—	$—	$—	$126,083

Net income attributable to the period from January 1, 2007 through August 9, 2007	3,119	326	—	—	—	3,445

Contributions	38,045	167	—	—	—	38,212

Initial public offering, net of offering and other costs	—	—	109,643	—	—	109,643

Distribution of initial public offering proceeds	(112,112)	(7,694)	—	—	—	(119,806)

Distribution of subordinated note payable to parent	(50,000)	—	—	—	—	(50,000)

Reclass parents’ equity balance to receivable from parent	2,296	—	—	—	—	2,296

Reclass redeemable partners’ capital	—	(230)	230	—	—	—
Noncash compensation	—	—	45	—	—	45

Net income attributable to the period from August 10, 2007 through September 30, 2007	—	—	822	771	32	1,625

Balance at September 30, 2007	$—	$—	$110,740	$771	$32	$111,543

The accompanying notes are an integral part of this condensed consolidated interim financial statement.

QUICKSILVER GAS SERVICES LP
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1.  ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services LP (the “Partnership”, “KGS”, or “We,”) is a Delaware limited partnership formed in January 2007 for the purpose of acquiring the assets of Quicksilver Gas Services Predecessor (“KGS Predecessor”). KGS’ general partner is Quicksilver Gas Services GP LLC (the “General Partner”).
     KGS Predecessor, since its inception, was comprised of entities under the common control of Quicksilver Resources Inc. (“Quicksilver” or the “Parent”). The entities under common control, after having been formed by Quicksilver and giving effect to multiple contemporaneous transactions, were Cowtown Pipeline LP, Cowtown Pipeline Partners LP, Cowtown Gas Processing LP and Cowtown Gas Processing Partners LP.
     Initial Public Offering — On August 6, 2007, KGS entered into an underwriting agreement (the “Underwriting Agreement”) with the General Partner, Quicksilver and Quicksilver Gas Services Holdings LLC (“Holdings”) and the underwriters named therein (the “Underwriters”) for the sale of 5,000,000 common units, representing a 21.3% limited partner interest in KGS sold by KGS at a price to the public of $21.00 per common unit ($19.53 per common unit, net of underwriting discounts and structuring fees).
     The initial public offering, or IPO, closed on August 10, 2007 and the common units trade under the ticker symbol “KGS”. The proceeds, net of underwriting discounts and structuring fees, received by KGS, before expenses, were approximately $97.7 million. As described in the prospectus, dated August 6, 2007, and filed by KGS with the SEC on August 7, 2007, KGS has used, or will use, the net proceeds of the IPO together with cash on hand of $25.1 million to: (i) distribute approximately $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and approximately $7.7 million in cash to two private investors the (“Private Investors”) as a return of investment capital contributed and reimbursement for capital expenditures advanced, (ii) pay approximately $3.6 million of expenses associated with the IPO, the credit agreement and certain formation transactions related to the IPO, and (iii) retain the balance for general partnership purposes.
     Additionally, at the completion of the IPO, the following formation transactions occurred:
•	Quicksilver affiliates contributed to KGS their 95% interest in Cowtown Gas Processing Partners LP and their 93% interest in Cowtown Pipeline Partners LP,

•	The Private Investors contributed to KGS their 5% interests in Cowtown Gas Processing Partners LP and their 7% interests in Cowtown Pipeline Partners LP;

•	KGS issued to Quicksilver 5,696,752 common units and 11,513,625 subordinated units;

•	KGS issued to the Private Investors a total of 816,873 common units; and

•	KGS issued to the General Partner
-	469,944 general partner units, and

-	all of KGS’ incentive distribution rights, which entitle the General Partner to increasing percentages of any cash that KGS distributes in excess of $0.3450 per unit per quarter.
     KGS owns all of the ownership interests in Quicksilver Gas Services Operating LLC (“Operating LLC”) and its operating subsidiaries, which own and operate KGS’ assets.
     On September 7, 2007, pursuant to the Underwriting Agreement, the Underwriters exercised in full their option to purchase up to an additional 750,000 common units on the same terms as the IPO. The proceeds, net of underwriting discounts and structuring fees, received by KGS were approximately $14.6 million. The proceeds have been, or will be, used for general partnership purposes.
     As of September 30, 2007 the ownership of KGS is as follows:

		Percentage
	Units	Ownership
Common Unitholders:
Public	6,566,873	27.1%
Quicksilver	5,696,752	23.5%
Subordinated Unitholders:
Quicksilver	11,513,625	47.5%
General Partner Unitholders:
Quicksilver	469,944	1.9%

Total	24,247,194	100%
     See Note 3 for information related to the distributions rights of the common and subordinated unitholders and the incentive distribution rights held by the Partner.
     The General Partner is a wholly-owned subsidiary of the Parent. Neither KGS nor the General Partner has any employees. Employees of the Parent have been seconded to the General Partner pursuant to a services and secondment agreement. The seconded employees, including field operations personnel, general and administrative personnel, and an operational vice president, operate KGS’ pipeline system and natural gas processing facilities.
     Description of Business — KGS is engaged in the business of gathering and processing natural gas and natural gas liquids, also known as NGLs, produced in the Barnett Shale formation of the Fort Worth Basin located in North Texas. KGS’ assets consist of a pipeline system in the Fort Worth Basin, referred to as the Cowtown Pipeline, and a natural gas processing plant in Hood County, Texas, referred to as the Cowtown Plant. The Cowtown Pipeline consists of natural gas gathering pipelines that gather natural gas produced by customers and deliver it to the Cowtown Plant. The Cowtown Plant consists of KGS’ natural gas processing units that extract, or process, the NGLs from the natural gas stream and, on behalf of KGS’ customers, makes their residue gas available to third party pipelines for transport downstream. The NGLs are sold to intrastate pipelines on behalf of KGS’ customers, after transport to an interconnecting third party pipeline via a pipeline segment owned and operated by KGS. Since our inception in 2004, we have made substantial capital expenditures. We anticipate that we will continue to make substantial expansion capital expenditures as Quicksilver continues to expand its production efforts in the Fort Worth Basin.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements and related notes of KGS present the financial position, results of operations and cash flows and changes in partner’s capital of KGS’ Fort Worth Basin natural gas gathering and processing assets.
     The financial statements include historical cost-basis accounts of the assets of KGS Predecessor, contributed to KGS by Quicksilver in connection with the IPO for the periods prior to August 10, 2007, the closing date of the IPO. Both KGS Predecessor and KGS are considered “entities under common control” as defined under accounting principles generally accepted in the United States of America and, as such, the transfer between entities of the assets and liabilities and operations has been recorded in a manner similar to that required for a pooling of interests, whereby the recorded assets and liabilities of KGS Predecessor are carried forward to the consolidated partnership at their historical amounts.
     The unaudited condensed consolidated interim financial statements include the accounts of KGS and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions within KGS have been eliminated. The unaudited condensed consolidated interim financial statements as of and for the three and nine months ended September 30, 2007 and 2006, have been prepared on the same basis as, and should be read in conjunction with, the audited combined interim financial statements of KGS Predecessor included in the prospectus, dated August 6, 2007, and filed by KGS with the SEC on August 7, 2007. In the opinion of management, the unaudited condensed consolidated interim financial statements contain all adjustments necessary to present fairly the financial condition of the KGS as of September 30, 2007 and its results of operations for the three and nine month periods ended September 30, 2007 and 2006 and its cash flows for the nine month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. Certain disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
     Use of Estimates — KGS’ preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect reported financial condition and results of operations. Management reviews significant estimates and judgments affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things: (1) operating and general and administrative costs; (2) developing fair value assumptions, including estimates of future cash flows and discount rates; (3) analyzing tangible and intangible assets for possible impairment; (4) estimating the useful lives of assets; and (5) determining amounts to accrue for contingencies, guarantees and indemnifications.
     Cash and Cash Equivalents — Cash and cash equivalents consist of time deposits and liquid debt investments with original maturities of three months or less at the time of purchase.
     Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation and accretion. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

     Expenditures for maintenance and repairs are expensed as incurred. Expenditures to refurbish assets that extend the useful lives or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Upon disposition or retirement of property, plant and equipment, any gain or loss is charged to operations.
     Asset Retirement Obligations —  KGS records the fair value of the liability for asset retirement obligations in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the asset retirement cost is allocated to expense using a straight line method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.
     Repurchase Obligations to Parent — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline (“Cowtown Pipeline Assets”), and two new pipeline systems in the Lake Arlington area of Tarrant County and Hill County (the “Lake Arlington Dry System” and the “Hill County Dry System” respectively). At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. The assets were conveyed to Quicksilver through a written assignment.
     Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. The Cowtown Pipeline Assets comprised $22.9 million of the total sale price to Quicksilver. Quicksilver estimates that the total construction costs to complete these pipelines will be approximately $40.6 million, of which $31.8 million of costs had been incurred through September 30, 2007. A portion of the Cowtown Pipeline Assets have commenced commercial service as of September 30, 2007.
     Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between KGS, the General Partner and Quicksilver, KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets commence commercial service. The Lake Arlington Dry System and the Hill County Dry System assets comprise $3.6 million and $3.0 million, respectively, of the total $29.5 million sale price to Quicksilver. Quicksilver estimates that the total construction costs to complete the Lake Arlington Dry System and the Hill County Dry System will be approximately $32.7 million and $49.4 million, respectively, of which $19.3 and $12.1 million of costs had been incurred as of September 30, 2007, respectively. A portion of the Hill County Dry System assets have commenced commercial service as of September 30, 2006. The Lake Arlington Dry System assets have not commenced commercial service as of September 30, 2007.
     As KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intends to exercise its purchase rights, the conveyance of assets has not been treated as a sale for accounting purposes, such that the original cost of $29.5 million and subsequently incurred costs of $33.7 million have been included in both property, plant and equipment and repurchase obligations to parent. Similarly, KGS’ results of operations include the revenues and expenses for these operations. Under KGS’ credit facility agreement, neither the repurchase obligations nor the imputed interest thereon are included as indebtedness or interest expense for purposes of covenant compliance. For the period from June 5, 2007 through September 30, 2007, KGS recognized imputed interest based on the outstanding repurchase obligations balance at a rate of 8.83%, which was based upon the effective interest rate on the $50.0 million subordinated note payable to parent. See Note 7 for information related to the credit facility and the subordinated note payable to parent.
     Other Assets — Other assets consist of prepaid insurance, deposits and other miscellaneous receivables.
     Impairment of Long-Lived Assets — Long-lived assets are reviewed by management for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows are based on assumptions that management believe are reasonable and supportable. When the carrying amount of a long-lived asset is determined not to be recoverable, impairment loss is measured as the excess of the asset’s carrying value over its fair value. The fair values of long-lived assets are determined using commonly accepted techniques, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. There were no indications of asset impairments at September 30, 2007.

     Environmental Liabilities — Liabilities for environmental loss contingencies, including environmental remediation costs, are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
     Redeemable Partners’ Capital — KGS Predecessor accounted for partners’ capital subject to provisions for redemption outside of its control as mezzanine equity. Redeemable partners’ capital was recorded at fair value at the date of issue and was thereafter accreted to the redemption amount at each balance sheet date. Partners could redeem their redeemable capital at any time at fair value as defined in the redemption agreement. The resulting increases in the carrying amount of the redeemable partners’ capital were reflected through decreases in net parent equity. No accretion was recorded as the carrying amounts exceeded the redemption amounts for all periods presented.
     Revenue Recognition — KGS’ primary service activities reported as operating revenue are the gathering and processing of natural gas. KGS has only fee-based contracts, under which it receives a fixed fee based on the volume of natural gas gathered and processed. KGS recognizes revenue when all of the following criteria are met:
•	persuasive evidence of an exchange arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectibility is reasonably assured
     Income Taxes  — No provision for income taxes related to KGS’ results of operations is included in the unaudited condensed consolidated interim financial statements as such income is taxable directly to the partners holding interests in the Partnership.
     The State of Texas enacted a margin tax in May 2006 that KGS will be required to pay beginning in 2008. The method of calculation for this margin tax is similar to an income tax, requiring KGS to recognize currently the impact of this new tax on the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. See Note 9 for information regarding income taxes.
     Net Income per Limited Partner Unit — Earnings per unit presented on the statement of income for the three and nine months ended September 30,2007 reflect only the earnings for the two months since the closing of KGS’ initial public offering on August 10, 2007. For convenience, July 31, 2007 has been used as the date of the change in ownership. Accordingly, results for January through July 2007 have been excluded from the calculation of earnings per unit.
     Emerging Issues Task Force (“EITF”) Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its securities. EITF 03-6 requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit using the two-class method. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.
     EITF 03-6 does not impact KGS’ overall net income or other financial results; however, in periods in which aggregate net income exceeds KGS’ aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of KGS’ aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though KGS makes distributions on the basis of available cash and not earnings. In periods in which KGS’ aggregate net income does not exceed its aggregate distributions for such period, EITF 03-6 does not have any impact on KGS’ calculation of earnings per limited partner unit.
     Segment Information — SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. KGS operates in one segment only, the natural gas gathering, transportation and processing segment, generally described as “midstream operations.”
     Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable and repurchase obligations to the parent is not materially different from their carrying amounts.

     Equity Based Compensation — SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), requires companies to recognize stock-based compensations, as an operating expense. Subsequent to the IPO, awards of phantom units have been granted under KGS’ 2007 Equity Plan (see Note 10), which permits the issuance of up to 750,000 units. At time of issuance, KGS determines whether the phantom units will be settled in cash or settled in KGS common units. For awards payable in cash, KGS amortizes the expense associated with the award over the vesting period; however, the fair value is reassessed at every balance sheet date, with the vested portion of awards being adjusted via expense to reflect revised fair value. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom unit award. Additionally, KGS is affected by the allocation of stock-based compensation cost by the Parent, who has also adopted SFAS 123(R).
     Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where the FASB concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 becomes effective for KGS on January 1, 2008. KGS has not yet determined the impact this pronouncement will have on its financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax provisions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of interest expense. KGS Predecessor’s adoption of FIN 48 on January 1, 2007 had no impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value. SFAS 159 is effective for KGS on January 1, 2008. KGS has not yet adopted SFAS 159 or determined the impact this pronouncement will have on its financial statements.
     In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in this FSP is effective for KGS on January 1, 2008, at which time KGS will recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented. KGS is evaluating the FSP’s guidance, but does not believe its adoption will have a material impact on its financial statements.
3.  PARTNERS’ CAPITAL AND DISTRIBUTIONS
     General.   The KGS partnership agreement requires that KGS distribute, within 45 days after the end of each quarter, all of its Available Cash (discussed below) to unitholders of record on the applicable record date, as selected by the General Partner.
     Available Cash, for any quarter, consists of the sum of (i) all cash and cash equivalents on hand at the end of that quarter and (ii) additional cash on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made subsequent to the end of the quarter less the amount of cash reserves established by the General Partner to:
• provide for the proper conduct of KGS’ business;

• comply with applicable law, any of KGS’ debt instruments or other agreements; or

• provide funds for distributions to the unitholders and to the General Partner for any one or more of the next four quarters.
     Working capital borrowings are generally borrowings that are made under a credit facility or another arrangement, are used solely for working capital purposes or to pay distributions to unitholders and are intended to be repaid within 12 months.
     For the quarter ended September 30, 2007, KGS declared a pro-rated distribution of $0.1675 per unit for holders of record on October 31, 2007. The aggregate distribution of approximately $4.1 million will be paid on November 14, 2007 and recognized as a distribution upon payment.
     General Partner Interest and Incentive Distribution Rights.   The General Partner is entitled to its pro rata portion of all quarterly distributions that KGS makes prior to its liquidation. The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current General Partner interest. The General Partner’s initial 2% interest in these distributions will be reduced if KGS issues additional units in the future and the General Partner does not contribute a proportionate amount of capital to us to maintain a 2% ownership level. The incentive distribution rights held by the General Partner entitle it to receive increasing percentages, up to a maximum of 48%, of distributions from operating surplus in excess of pre-defined distribution targets.
     Subordinated Units.   All of the subordinated units, which represent limited partner interests, are held by Quicksilver. The partnership agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash each quarter in an amount equal to $0.30 per common unit, or the “Minimum Quarterly Distribution”, plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash from operating surplus may be made to the subordinated unit holders. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be a higher likelihood of distribution to the common unit holders. The subordination period will end, and the subordinated units will convert to common units, on a one for one basis, when certain distribution requirements defined in the Partnership Agreement have been met. The subordination period generally will end if KGS has earned and paid at least $0.30 per quarter on each common unit, subordinated unit and General Partner unit for any three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2010. Also, if KGS has earned and paid at least $0.45 per quarter (150% of the minimum quarterly distribution) on each outstanding common unit, subordinated unit and General Partner unit for any four-quarter period, the subordination period will terminate automatically and all of the subordinated units will convert into an equal number of common units. The subordination period will also terminate automatically if the General Partner is removed without cause and the units held by the General Partner and its affiliates are not voted in favor of removal. When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages.
     Distributions of Available Cash from Operating Surplus during the Subordination Period.   Assuming KGS does not issue additional classes of equity securities, the Partnership Agreement requires that KGS make distributions of Available Cash from operating surplus for any quarter during the subordination period in the following manner:
•  first, (x) to the General Partner in accordance with its percentage interest and (y) to the unitholders holding common units, pro rata, a percentage equal to 100% less the General Partner’s percentage interest, until there has been distributed in respect of each common unit then outstanding an amount equal to the minimum quarterly distribution for such quarter;
•  second, (x) to the General Partner in accordance with its percentage interest and (y) to the unitholders holding common units, pro rata, a percentage equal to 100% less the General Partner’s percentage interest, until there has been distributed in respect of each common unit then outstanding an amount equal to the cumulative common unit arrearage existing with respect to such quarter;
•  third, (x) to the General Partner in accordance with its percentage interest and (y) to the unitholders holding subordinated units, pro rata, a percentage equal to 100% less the General Partner’s percentage interest, until there has been distributed in respect of each subordinated unit then outstanding an amount equal to the minimum quarterly distribution for such quarter;
•  fourth, to the General Partner and all unitholders, in accordance with their respective percentage interests, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the first target distribution over the minimum quarterly distribution for such quarter;
•  fifth, (A) to the General Partner in accordance with its percentage interest; (B) 13% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages applicable to subclauses (A) and (B) of this clause until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the second target distribution over the first target distribution for such quarter;
•  sixth, (A) to the General Partner in accordance with its percentage interest, (B) 23% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages applicable to subclauses (A) and (B) of this clause, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the third target distribution over the second target distribution for such quarter; and

•  thereafter, (A) to the General Partner in accordance with its percentage interest; (B) 48% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points.
      Distributions of Available Cash from Operating Surplus after the Subordination Period.   Assuming we do not issue additional classes of equity securities, the Partnership Agreement requires that KGS makes distributions of Available Cash from operating surplus for any quarter after the subordination period in the following manner:
•  first, 100% to the General Partner and the unitholders in accordance with their respective percentage interests, until there has been distributed in respect of each unit then outstanding an amount equal to the minimum quarterly distribution for such quarter;
•  second, 100% to the General Partner and the unitholders in accordance with their respective percentage interests, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the first target distribution over the minimum quarterly distribution for such quarter;
•  third, (A) to the General Partner in accordance with its percentage interest; (B) 13% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the second target distribution over the first target distribution for such quarter;
•  fourth, (A) to the General Partner in accordance with its percentage interest; (B) 23% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the third target distribution over the second target distribution for such quarter; and
  •  thereafter, (A) to the General Partner in accordance with its percentage interest; (B) 48% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points.
 4. NET INCOME PER COMMON AND SUBORDINATED
     KGS’ net income is allocated to the General Partner and the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the General Partner. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income by the weighted average number of outstanding limited partner units during the period.

     Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. However, because the IPO was completed on August 10, 2007, the number of units issued in connection with the IPO is utilized for the 2007 periods presented. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if securities or other contracts to issue common units were exercised or converted into common units. The calculation of the basic and diluted net income per common and subordinated unit are the same for the current period as distributable cash flow is greater than net income.
5.  PROPERTY, PLANT AND EQUIPMENT AND ASSET RETIREMENT OBLIGATIONS
     Property, plant and equipment consist of the following:

	Depreciable
	Life	September 30, 2007	December 31, 2006
		(in thousands)
Gathering and transportation systems	20 years	$89,364	$36,572
Processing plants	20-25 years	104,055	53,035
Rights-of-way and easements	20 years	25,456	13,135
Construction in progress		17,766	31,612

		236,641	134,354
Less: accumulated depreciation		(8,816)	(3,563)

Net property, plant and equipment		$227,825	$130,791

     Asset Retirement Obligations — A reconciliation of KGS’ liability for asset retirement obligations is as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Beginning asset retirement obligations	$503	$29
Additional liability incurred	1,336	451
Accretion expense	54	15

Ending asset retirement obligations	$1,893	$495

     As of September 30, 2007, no assets are legally restricted for use in settling asset retirement obligations.
6.  RELATED PARTY TRANSACTIONS
     Upon completion of the IPO, KGS entered into a number of agreements with related parties. A description of those agreements follows.
     Omnibus Agreement — On August 10, 2007, in connection with the closing of the IPO, KGS entered into an omnibus agreement (the “Omnibus Agreement”) with the General Partner and Quicksilver. The Omnibus Agreement addresses, among other matters, the following:
•	restrictions on Quicksilver’s ability to engage in certain midstream business activities or own certain related assets in eight specified counties in North Texas referred to in our Registration Statement on Form S-1 (No. 333-140599) as the “Quicksilver Counties”;

•	Quicksilver’s right to construct and operate pipeline assets in the Lake Arlington area of Tarrant County, Texas and in Hill County, Texas, and KGS’ obligation to purchase those assets from Quicksilver at their fair market value within two years after the assets commence commercial service;

•	KGS’ obligation to reimburse Quicksilver for all expenses incurred by Quicksilver (or payments made on KGS’ behalf) in conjunction with Quicksilver’s provision of general and administrative services to KGS, including salary and benefits of Quicksilver personnel, KGS’ public company expenses, general and administrative expenses and salaries and benefits of KGS’ executive management who are Quicksilver’s employees;

•	KGS’ obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to KGS’ assets; and

•	Quicksilver’s obligation to indemnify KGS for certain liabilities and KGS’ obligation to indemnify Quicksilver for certain liabilities.
     Services and Secondment Agreement — On August 10, 2007, in connection with the closing of the IPO, Quicksilver and the General Partner entered into a services and secondment agreement (the “Secondment Agreement”) pursuant to which specified employees of Quicksilver are seconded to the General Partner to provide operating, routine maintenance and other services with respect to the gathering and processing assets that are owned and operated by KGS, under the direction, supervision and control of the General Partner. Under the Secondment Agreement, the General Partner will reimburse Quicksilver for the services provided by the seconded employees. The initial term of the Secondment Agreement will be 10 years. The term will extend for additional twelve month periods unless either party provides 180 days written notice to the other party prior to the expiration of the applicable twelve month period. The General Partner may terminate the agreement upon 180 days written notice.
     Gas Gathering and Processing Agreement — On August 10, 2007, Quicksilver, Cowtown Gas Processing Partners LP (“Processing Partners”) and Cowtown Pipeline Partners LP (“Pipeline Partners”) and together with Processing Partners (the “Cowtown Partnerships”) entered into the Fifth Amended and Restated Gas Gathering and Processing Agreement. In connection with the completion of the IPO, Processing Partners and Pipeline Partners became indirect wholly-owned subsidiaries of KGS. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for a primary term of 10 years, to dedicate and deliver for processing all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Quicksilver Counties or lands pooled therewith. Notwithstanding the ten year dedication, Quicksilver has made no commitment to KGS that it will develop the reserves subject to the Gas Gathering and Processing Agreement. However, a memorandum of Quicksilver’s obligations under the Gas Gathering and Processing Agreement will be filed of record in the Quicksilver Counties and therefore would survive any direct or indirect transfer by Quicksilver of its right, title or interest associated with its natural gas production in the Quicksilver Counties.
     Under the Gas Gathering and Processing Agreement, KGS provides gathering and processing services, respectively, for a fixed fee. Quicksilver has agreed to pay $0.40 per MMBtu gathered by the Cowtown Pipeline and $0.50 per MMBtu processed by the Cowtown Plant, each subject to annual escalation tied to the consumer price index.
     As discussed under “Repurchase Obligations to Parent” in Note 2, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after those assets commence commercial service.
      If KGS determines that the gathering or processing of any natural gas from Quicksilver’s wells is or has become uneconomical, KGS will not be obligated to gather and process Quicksilver’s production from those wells so long as the uneconomical conditions exist. In the event that the Cowtown Partnerships are unable to provide either gathering or processing services, Quicksilver may dispose of the natural gas not gathered or processed as it so determines. In the event that the Cowtown Partnerships are unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right, upon 30 days prior notice, to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.
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
     Contribution, Conveyance and Assumption Agreement — On August 10, 2007, in connection with the completion of the IPO, KGS entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with the General Partner, certain other affiliates of Quicksilver and the Private Investors. Immediately prior to the completion of the IPO, the following transactions, among others, occurred pursuant to the Contribution Agreement:
•	the transfer of all of the interests in Pipeline Partners and Processing Partners to KGS and its subsidiaries;

•	the issuance of the incentive distribution rights to the General Partner and the continuation of its 2.0% General Partner interest in KGS;

•	KGS’ issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Holdings in exchange for the contributed interests; and

•	KGS’ issuance of 816,873 common units and the right to receive $7.7 million to the Private Investors in exchange for the contributed interests.
     Centralized cash management — Quicksilver provided certain cash management activities for the KGS Predecessor since the inception of the KGS Predecessor’s business in 2004, including the settlement of revenue and expense transactions with the Parent and payments made to or received from third parties by the Parent on behalf of KGS Predecessor. Prior to completion of the IPO on August 10, 2007 revenues settled with the Parent and other customers, net of expenses paid by the Parent on behalf of KGS Predecessor, are reflected as a reduction of net parent equity on the Condensed Consolidated Balance Sheets and as a reduction of net cash provided by financing activities on the Condensed Consolidated Statements of Cash Flows. Subsequent to completion of the IPO, revenues settled and expenses paid on behalf of KGS are settled in cash on a monthly basis utilizing KGS bank accounts.
     Services to affiliates — KGS routinely conducts business with the Parent and its affiliates. The related transactions result primarily from fee-based arrangements for gathering and processing of natural gas.
     Allocation of costs — The individuals supporting KGS’ operations are employees of the Parent. KGS’ unaudited condensed consolidated interim financial statements include costs allocated to KGS by the Parent for centralized general and administrative services performed by the Parent, as well as depreciation of assets utilized by the Parent’s centralized general and administrative functions. Costs allocated to KGS are based on identification of the Parent’s resources which directly benefit KGS and its estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable.

     The following table summarizes the change in net parent equity upon completion of the IPO. Management believes these transactions are executed on terms comparable to those that would apply to transactions executed with third parties.

	Nine Months Ended
	September 30,
	(in thousands)
	2007	2006
Net parent equity
Beginning balance	$118,652	$48,949
Net change in parent advances:
Contribution of property, plant and equipment	45,040	53,818
Distribution to parent	—	(4,506)
Settled revenue with parent	(11,760)	(9,989)
Payments received by parent for trade accounts receivable	(625)	—
Payments made to settle expenses by parent	4,378	5,361
Allocation of general and administrative overhead	850	455
Contribution of other current assets	162	—

Net change in parent advances	38,045	45,139

Parent share of net income	3,119	1,255
Distribution of initial public offering proceeds	(112,112)	—
Distribution of subordinated note payable to parent	(50,000)	—
Reclassify to receivable from parent	2,296	—

Ending balance	$—	$95,343

General and administrative expense — parent
Allocation of general and administrative overhead	$1,576	$455
Management fee	—	120
Audit, insurance expense and other	777	258

Total general and administrative expense — parent	$2,353	$833

7.  LONG-TERM DEBT
     Credit Agreement — On August 10, 2007, KGS entered into a five-year $150 million senior secured revolving credit facility (“Credit Agreement”), with options exercisable by KGS to extend the facility for up to two additional years and increase the facility up to $250 million, with the consent of the lenders. The Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by KGS’ subsidiaries and are secured by substantially all of the assets of KGS and each of its subsidiaries. KGS’ interest rate options under the facility include the London InterBank Offered Rate (“LIBOR”) and U.S. prime for revolving loans and a specified rate for swingline loans. Each interest rate option includes a margin which increases in specified increments in tandem with an increase in KGS’ leverage ratio. KGS must maintain certain financial ratios that can limit KGS’ borrowing capacity. The Credit Agreement contains certain restrictive covenants which, among other things, require the maintenance (measured quarterly) of a maximum leverage ratio of debt (which excludes the subordinated note payable to parent and KGS’ obligations to repurchase certain pipeline and gathering assets from Quicksilver, described above) to Consolidated EBITDA (as defined in the Credit Agreement) and a minimum ratio of Consolidated EBITDA to interest expense (excluding capitalized interest on the subordinated note payable to parent and non-cash interest expense with respect to KGS’ obligations to repurchase the pipeline and gathering assets described above). At October 31, 2007, KGS’ borrowing capacity was $66.8 million, as limited by the facility’s leverage ratio test. The Credit Agreement prohibits the declaration or payment of distributions by KGS if an event of default then exists or would result therefrom. The Credit Agreement also contains events of default that permit, among other things, the acceleration of the loans, the termination of the credit facility and foreclosure on collateral. KGS was in compliance with all such covenants as of September 30, 2007.
     As of September 30, 2007, there are no outstanding borrowings under the Credit Agreement.
     Subordinated Promissory Note to Parent — On August 10, 2007, KGS executed a subordinated promissory note (the “Subordinated Note”) payable to Quicksilver in the principal amount of $50.0 million. The indebtedness outstanding under the

Subordinated Note represents a return of capital to Quicksilver in respect of investments that it previously made in certain subsidiaries of KGS.
     The Subordinated Note accrues interest based upon LIBOR plus (i) the applicable margin for LIBOR revolving loans (as determined pursuant to the Credit Agreement) and (ii) 1.0% per annum. As the leverage ratio calculated in accordance with the Credit Agreement increases, the LIBOR margins increase in specified increments. Such accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note. The aggregate unpaid principal amount of the Subordinated Note will be due and payable in equal consecutive quarterly installments of $275,000 on the last business day of each calendar quarter, beginning on March 31, 2008, with the final payment of the then-remaining balance of the aggregate principal amount of the Subordinated Note due on the Subordinated Note’s maturity date, February 10, 2013. However, if the maturity date of the Credit Agreement is extended pursuant to the extension options described above, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the Credit Agreement maturity date as so extended. All amounts payable pursuant to the Subordinated Note may, at the election of Quicksilver, be paid, in whole or in part, using equity interests of KGS or the proceeds from the contemporaneous sale of equity interest of KGS. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below), such events of default including, but not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods, and the occurrence of an event of default under the Credit Agreement.
     Amounts due under the Subordinated Note are subordinated in right of payment to all obligations of KGS and its subsidiaries under the Credit Agreement and related loan documents.
8.  COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — At September 30, 2007, KGS was not subject to any material lawsuits or other legal proceedings.
     Casualties or Other Risks — The Parent maintains coverage in various insurance programs on KGS’ behalf, which provides it with property damage, business interruption and other coverages which are customary for the nature and scope of its operations.
     Management believes that the Parent has adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, the Parent may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. KGS is currently considering the purchase of its own directors’ and officers’ insurance policy separate from the policy maintained by the Parent
     If KGS were to incur a significant loss for which it was not fully insured, the loss could have a material impact on its consolidated financial condition and results of operations. In addition, the proceeds of any available insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts the revenues generated by KGS, or which causes KGS to make significant expenditures not covered by insurance, could reduce its ability to meet its financial obligations.
     In May 2007, an accident occurred at the Cowtown Plant that resulted in the death of a Quicksilver employee. Although Quicksilver has agreed to indemnify us for any liability that may arise out of this accident, similar events could occur in the future and we could be liable for damages arising out of such events.
     Regulatory Compliance — In the ordinary course of business, KGS is subject to various laws and regulations. In the opinion of management, compliance with these laws and regulations will not have a material adverse effect on KGS’ financial condition or results of operations.
     Environmental Compliance — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, KGS must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on KGS’ consolidated financial condition or results of operations. At September 30, 2007, KGS had no liabilities recorded for environmental matters.
     Commitments — KGS has agreements with the Parent and other third parties to provide gathering and processing of natural gas and the delivery of natural gas and NGLs for sale in the Fort Worth Basin. The terms of these agreements range in length from one to 10 years. The Parent has dedicated to KGS all of the Parent’s existing and future natural gas production for a period of 10 years from August 10, 2007, subject to automatic renewal for one year periods unless a party gives notice of termination at least 90 days prior to the end of the current term, from the Fort Worth Basin counties in which it currently owns acreage. If KGS is not in operation for 60 consecutive days for reasons other than force majeure, the Parent would be entitled to elect, upon 30 days’ prior notice, to terminate its gas gathering and processing agreement and divert the affected gas to a third party for gathering and processing.
     Additionally, KGS has agreements with a third party providing for the construction of natural gas processing facilities. Payments are due to the third party upon completion of established milestones related to the construction of the natural gas processing facilities. During the nine months ended September 30, 2007, $7.7 million was paid to the third party. KGS estimates additional payments of $1.3 million during 2007 will be made to the third party related to the construction of the natural gas processing facilities. See Note 11 regarding Subsequent Events.
9.  INCOME TAXES
     In May 2006, the State of Texas enacted a margin tax that will become effective in 2007. This margin tax will require KGS to pay a tax at a maximum effective rate of 0.7% of gross revenue apportioned to Texas. The margin to which the tax rate will be applied generally will be calculated as revenues for federal income tax purposes less the cost of the services sold for federal income tax purposes. The statute limits the amount of revenues subject to tax to 70%. Under the provisions of SFAS No. 109, Accounting for Income Taxes, KGS is required to record the effects on deferred taxes for a change in tax rates or tax law in the period that includes the enactment date.
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
     As the temporary differences relating to KGS property will affect the Texas margin tax, a deferred tax liability has been recorded in the amount of $0.1 million and $0.2 million as of December 31, 2006 and September 30, 2007, respectively. A current tax liability has been recorded in the amount of $0.2 million as of September 30, 2007 based on revenues for the nine-month period ended September 30, 2007. KGS derives all of its revenue from operations in Texas.
10. EQUITY PLAN
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. At time of grant, KGS determines whether the granted units will be settled in cash or settled in KGS units. For awards payable in cash, KGS amortizes the expense associated with the award over the vesting period. However the fair value of the phantom unit grants is reassessed at every balance sheet date, with the vested portion of awards being adjusted to reflect revised fair value via compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom award. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Number of unvested units
Outstanding — January 1, 2007	—	$—	—	$—
Vested	—	—	—	—
Issued	84,961	21.36	9,833	21.36
Cancelled	—	—	—	—

Unvested Phantom Units — September 30, 2007	84,961	$21.36	9,833	$21.36

     KGS recognized compensation expense of approximately $0.1 million during the three and nine months periods ended September 30, 2007. We have unearned compensation of $2.2 million at September 30, 2007 which will be recognized in expense over the next 2.9 years.
11. SUBSEQUENT EVENTS
     On October 11, 2007, KGS entered into a $25.7 million agreement with Exterran Energy Solutions (“Exterran”) to engineer, design, construct, install, and test a 125 MMcf/d cryogenic gas processing and liquid hydrocarbon recovery facility in the Fort Worth Basin. Payments are due to Exterran upon completion of established milestones related to the construction of the natural gas processing facility. Additionally, on October 31, 2007, KGS has entered into a $21.9 million agreement with EFX Compression Enerflex (“Enerflex”) to provide natural gas compression equipment for the natural gas processing facility. Payments are due to Enerflex upon completion of established milestones related to the manufacturing and delivery of the natural gas compression equipment. The total cost of the gas processing facility is expected to be approximately $81.0 million and is scheduled to be placed into operation during the first quarter of 2009.
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
Overview
     We are a growth-oriented Delaware limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our General Partner, as well as other natural gas producers in this area. During the third quarter of 2007, approximately 75% of our total natural gas gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are determined primarily by the volumes of natural gas gathered and processed through our gathering and processing systems. We gather and process natural gas pursuant to arrangements generally categorized as “fee-based” contracts. Under these arrangements, we are entitled to receive fixed fees for performing the gathering and processing services. We do not take title to the natural gas and associated natural gas liquids, or NGLs, that we gather and process and are therefore able to avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in a decline in volumes produced by our customers and a resulting decrease in our revenues. These fee-based contracts provide stable cash flows, but minimal, if any, upside in higher commodity price environments. For the nine month periods ended September 30, 2007 and September 30, 2006, these arrangements accounted for 100% of our natural gas volumes.
How We Evaluate Our Operations
     Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. On a company-wide basis, these measures include volumes, adjusted gross margin, operating expenses and EBITDA.
     Volume – We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by (1) the level of successful drilling and production activity in areas currently dedicated to our systems, (2) our ability to compete with other gas gathering and processing companies for volumes from successful new wells in other areas, (3) our ability to obtain natural gas that has been released from other commitments and (4) our pursuit of new opportunities where a limited number of gas gathering and processing companies conduct business. We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.
     Adjusted Gross Margin – We calculate adjusted gross margin as total revenues less operations and maintenance expense and general and administrative expense. Adjusted gross margin information is presented as a supplemental disclosure because it is a primary performance measure used by management to evaluate the relationship between our gathering and processing revenues and our cost of operating our facilities and our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner. See the reconciliation of adjusted gross margin to net income in “Results of Operations” below.
     Operating Expenses – Operating expenses are a separate measure that we use to evaluate performance of field operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period.
     EBITDA – We calculate EBITDA as earnings before income taxes, interest expense, depreciation and amortization. EBITDA is not a measure calculated in accordance with GAAP. EBITDA does not include, among other things, deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. EBITDA should not be considered as an alternative to net income, income before taxes, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. We believe that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. EBITDA calculations may vary among entities, so our computation of EBITDA may not be comparable to EBITDA or similar measures of other entities. In evaluating EBITDA, we believe that investors should consider, among other things, the amount by which EBITDA exceeds interest costs, how EBITDA compares to principal payments on debt and how EBITDA compares to capital expenditures for each period.
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
     Natural Gas Supply, Demand and Outlook
     Natural gas continues to be a critical component of energy consumption in the United States. According to the Energy Information Administration (the “EIA”), total annual domestic consumption of natural gas is expected to increase from approximately 22.4 trillion cubic feet, or Tcf, in 2005 to approximately 23.4 Tcf in 2010. During the last three years, the United

States has on average consumed approximately 22.3 Tcf per year, while total marketed domestic production averaged approximately 19.5 Tcf per year during the same period. The industrial and electricity generation sectors currently account for the largest usage of natural gas in the United States.
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
     The Barnett Shale formation of the Fort Worth Basin, in which we operate, is experiencing significant drilling activity. Although we anticipate continued high levels of exploration and production activity in the area in which we operate, fluctuations in energy prices can affect production rates over time and levels of investment by third parties in exploration for and development of new natural gas reserves. We have no control over the level of natural gas exploration, production or development activity in our area of operations.
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
     Inflation in the United States has been relatively low in recent years and has not had a material impact on our results of operations. Inflation may, in the future, however, increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. Our operating revenues and costs are influenced to a greater extent by price changes in natural gas and NGLs. To the extent permitted by competition, regulation and our existing agreements, we intend to continue to pass along increased costs to our customers in the form of higher fees.
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
Critical Accounting Policies and Estimates
     Accounting principles generally accepted in the United States require management to make estimates and judgments that affect the amounts reported in the financial statements and notes. These estimates and judgments are based on information available at the time such estimates and judgments are made. For the periods covered by the unaudited condensed consolidated interim financial statements included in this report, these estimates and judgments affected, among other amounts, the following:
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

     As discussed in the Notes to the Condensed Consolidated Interim Financial Statements, depreciation of our assets is generally computed using the straight-line method over the estimated useful life of the assets. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and maintenance projects are expensed as incurred.
     The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which would impact future depreciation expense.
     Asset Retirement Obligations –  KGS records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense on a straight line basis over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.
Results of Operations
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006.
     The following table and discussion relates to our condensed consolidated results of operations for the three months ended September 30, 2006 and 2007:

	Three months ended September 30,
	2007	2006
	(in thousands)
Total revenues	$10,282	$4,073
Operations and maintenance expense	3,072	2,409
General and administrative expense	1,217	489

Adjusted gross margin	5,993	1,175

Other income	114	–

EBITDA	6,107	1,175
Depreciation and amortization expense	2,188	1,032
Interest expense	1,728	–
Income tax provision	92	–

Net income	$2,099	$143

Operating Data:
Daily throughput (MMcf)	98.2	40.9

Total throughput (Mcf)	9,031,571	3,762,661
     Total Revenues — Total revenues increased $6.2 million, or 152%, to $10.3 million for the three months ended September 30, 2007. This increase was due to the increase in Quicksilver and third party customer production volumes in the Fort Worth Basin that we gathered and processed. At September 30, 2007, Quicksilver had 193 wells connected to our system compared to 68 wells connected to our system as of September 30, 2006. As a result, Quicksilver increased its average daily production in the Fort Worth Basin by 25.6 Mcf per day, or 93%, to 53.2 Mcf per day for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
     Operations and Maintenance Expense — Operations and maintenance expense increased $0.7 million, or 28%, to $3.1 million for the three months ended September 30, 2007. The increase in operating expenses is mainly due to the additional operating costs related to the natural gas processing facility placed in service in March 2007 and the continued expansion of our natural gas gathering system. Operating expense will likely increase in the future based on inflation and facility expansion.

     General and Administrative Expense — General and administrative expense increased $0.7 million, or 149%, to $1.2 million for the three months ended September 30, 2007. This increase was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs attendant to the IPO.
     Adjusted Gross Margin — Adjusted gross margin increased $4.8 million, or more than 400%, to $6.0 million for the three months ended September 30, 2007, primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 29% to approximately 58%, primarily due to the increase in revenues, but was partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Amortization Expense — Depreciation and amortization expense increased $1.2 million, or 112%, to $2.2 million for the three months ended September 30, 2007, primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures subsequent to September 30, 2006 made to expand our gathering network.
     Interest Expense — Interest expense of $1.7 million for the three months ended September 30, 2007 was comprised of $1.0 million related to the repurchase obligation to Parent and $0.7 million related to the subordinated note payable to Parent.
     Income Tax Provision — Income tax expense of $0.1 million for the three months ended September 30, 2007 relates to the State of Texas margin tax which is generally calculated based on revenues for federal income tax purposes less the cost of the services sold for federal income tax purposes multiplied by the applicable rate.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006.
     The following table and discussion relates to our condensed consolidated results of operations for the nine months ended September 30, 2006 and 2007:

	Nine months ended September 30,
	2007	2006
	(in thousands)
Total revenues	$22,771	$9,990
Operations and maintenance expense	8,063	5,691
General and administrative expense	2,353	833

Adjusted gross margin	12,355	3,466

Other income	149	—

EBITDA	12,504	3,466
Depreciation and amortization expense	5,307	2,119
Interest expense	1,939	—
Income tax provision	189	—

Net income	$5,069	$1,347

Operating Data:
Daily throughput (MMcf)	73.3	33.2
Total throughput (Mcf)	20,014,673	9,054,755
     Total Revenues — Total revenues increased $12.8 million, or 128%, to $22.8 million for the nine months ended September 30, 2007. This increase was due to the increase in Quicksilver and third party customer production volumes in the Fort Worth Basin that we gathered and processed. At September 30, 2007, Quicksilver had 188 wells connected to our system compared to 68 wells connected to our system as of September 30, 2006. As a result, Quicksilver increased its average daily production in the Fort Worth Basin by 19.5 Mcf per day, or 85%, to 42.4 Mcf per day for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
     Operations and Maintenance Expense — Operations and maintenance expense increased $2.4 million, or 42%, to $8.1 million for the nine months ended September 30, 2007. The increase in operating expenses is mainly due to the additional operating costs related to the natural gas processing facility placed in service in March 2007 and the continued expansion of our natural gas gathering system. Operating expense will likely increase in the future based on inflation and facility expansion.
     General and Administrative Expense — General and administrative expense increased $1.5 million, or 183%, to $2.4 million for the nine months ended September 30, 2007. This increase was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs attendant to the IPO.

     Adjusted Gross Margin — Adjusted gross margin increased $8.9 million, or over 250%, to $12.4 million for the nine months ended September 30, 2007, primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 35% to approximately 54%, primarily due to the increase in revenue, although partially offset by increased operations and maintenance expense and general and administrative expense.
     Depreciation and Amortization Expense — Depreciation and amortization expense increased $3.2 million, or 150%, to $5.3 million for the nine months ended September 30, 2007, primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures subsequent to September 30, 2006.
     Interest Expense — Interest expense of $1.9 million for the nine months ended September 30, 2007 was comprised of $1.2 million related to the repurchase obligations to Parent and $0.7 million related to the subordinated note payable to Parent.
     Income Tax Provision — Income tax expense of $0.2 million for the nine months ended September 30, 2007 relates to the State of Texas margin tax which is generally calculated based on revenues for federal income tax purposes less the cost of the services sold for federal income tax purposes multiplied by the applicable rate.
Liquidity and Capital Resources
     Historically, our sources of liquidity have included cash generated from operations and equity investments by our owners. Our sources of liquidity include:
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
  Cash Flows
     Since the inception of operations in 2004, KGS’ cash flows have been significantly influenced by Quicksilver’s production in the Fort Worth Basin as discussed below:
•	At December 31, 2004, Quicksilver had produced only 103,339 Mcf in the Fort Worth Basin for the year then ended, and there were only two wells connected to KGS’ system.

•	At December 31, 2005, Quicksilver had produced 3,560,605 Mcf in the Fort Worth Basin for the year then ended, all of which was gathered, processed and transported on KGS’ system, and had 39 wells connected to KGS’ system. At December 31, 2005, we had invested $53.8 million in KGS’ pipeline and plant assets.

•	At December 31, 2006, Quicksilver had throughput of 13,495,818 Mcf on KGS’ system for the year then ended, and had 88 wells connected to KGS’ system. The system consisted of 120 miles of gathering pipelines, a 22-mile NGL transportation pipeline and two operating units which can process 200 MMcf/d of natural gas.
     Working Capital (Deficit) — Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital (deficit) was ($.9) million at September 30, 2007 and ($4.9) million at December 31, 2006. However, excluding liabilities associated with capital expenditures, our working capital was $6.2 million and $1.7 million at these two dates, respectively.
     The net increase in working capital of $4.0 million from December 31, 2006 to September 30, 2007 resulted primarily from cash on hand as a result of the IPO and the subsequent exercise of the overallotment by the underwriters less the return of capital to Quicksilver and the Private Investors. The increase was partially offset by an increase in accounts payable and other accrued expenses.
     Cash Flows from Operations — Cash flows from operations were $11.2 million for the nine months ended September 30, 2007, an increase of $7.0 million, or 168%, from the nine months ended September 30, 2006. The increase in operating cash flows during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 resulted primarily from increased revenues and higher profitability associated with the services we provided to the increased Quicksilver wells connected to our system, as well as the impact of higher non-cash expenses such as depreciation.
     Prior to the IPO, we used cash flows from operating activities together with capital contributions and borrowings from Quicksilver for our working capital requirements, which include operating expenses, maintenance capital expenditures and expansion capital expenditures. Subsequent to the IPO, we have used cash flow from operations and the proceeds from the IPO to fund working capital requirements.
     Cash Flows Used in Investing Activities — Cash flows used in investing activities were $55.2 million for the nine months ended September 30, 2007, an increase of $1.4 million or approximately 3% from the comparable 2006 period. This increase results from the higher capital expenditures used to expand our transportation network and processing capabilities.
     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities were $59.3 million for the nine months ended September 30, 2007, an increase of $9.7 million or approximately 19% from the comparable 2006 period.
     Cash flows provided by financing activities during the nine months ended September 30, 2007 primarily consisted of the proceeds from our IPO, contributions by Quicksilver and the Private Investors prior to the IPO, borrowings from Quicksilver and proceeds from the sale of assets to Quicksilver, offset by distributions to Quicksilver and the Private Investors and the payment of offering costs and debt issuance costs. Cash flows provided by financing activities during the nine months ended September 30, 2006 consisted of contributions to us by Quicksilver and by the Private Investors.
Capital Expenditures
     The midstream energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities, particularly in emerging production areas such as the Fort Worth Basin. We categorize our capital expenditures as either:
•	expansion capital expenditures, which are made to construct additional assets, to expand and upgrade existing systems, including compression, and facilities or to acquire additional assets; or

•	maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and extend their useful lives or to maintain existing system volumes and related cash flows.
     Since our inception in 2004, we have made substantial expansion capital expenditures. We anticipate that we will continue to make substantial expansion capital expenditures as Quicksilver continues to expand its production efforts in the Fort Worth Basin. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.
     We have budgeted approximately $90 million in capital expenditures for the year ending December 31, 2007.
     Our budget for 2007 includes over $88.0 million of identified expansion capital expenditures and approximately $2.0 million related to maintenance capital expenditures. These expenditures relate to several projects scheduled for 2007, including the connection of approximately 189 new wells to our gathering and transportation system, the recently completed connection of our 22-mile NGL pipeline to the Louis Dreyfus pipeline and the progress payments to third parties for the new natural gas processing unit at the Cowtown Plant. During the nine months ended September 30, 2007, we recognized an increase of gross property, plant and equipment of $88.9 million, including expansion capital expenditures of approximately $55.2 million and $33.7 million in capital expenditures related to assets subject to the repurchase obligations to the Parent. We expect that the remaining 2007 budgeted expansion capital expenditures of $32.8 million will be funded with the remaining proceeds from the IPO and from borrowings under our revolving credit facility.
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
     As discussed in the Repurchase Obligations to Parent section of this Item 2, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after those assets commence commercial service. Quicksilver has engaged us to operate those assets for a fee.
     We continually review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Since we will distribute most of our available cash to our unitholders, we will depend on borrowings under our revolving credit facility and the issuance of debt and equity securities to finance any future growth capital expenditures or acquisitions.

  Revolving Credit Facility
     Upon completion of the IPO, we entered into a $150 million senior secured revolving credit facility. Our obligations under the credit agreement are secured by first priority liens on substantially all of our assets, including a pledge of all of the equity interests of each of our subsidiaries. Our obligations under the credit agreement are also guaranteed by all of our subsidiaries and secured by first priority liens on substantially all of the assets of our subsidiaries. The credit agreement requires us to maintain, as of the last day of each fiscal quarter, a ratio of our Consolidated EBITDA (as defined in our credit agreement) to our net interest expense, each measured for the preceding quarter, of not less than 2.5 to 1.0; and a ratio of total indebtedness to Consolidated EBITDA of not more than 5.25 to 1.0 for quarters ending on June 30, 2007 and September 30, 2007, 5.00 to 1.0 for quarters ending on December 31, 2007 and March 31, 2008, 4.75 to 1.0 for quarters ending on June 30, 2008 and September 30, 2008, and 4.50 to 1.0 for quarters ending December 31, 2008 and thereafter. Furthermore, the credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	pay distributions; and;

•	engage in transactions with affiliates.
     Any replacement of our revolving credit facility or any other new indebtedness could have similar or greater restrictions.
     Neither our repurchase obligations to Quicksilver or our obligations to Quicksilver under the subordinated note described below, nor the capitalized or non-cash interest thereon, will be included as indebtedness or interest expense for purposes of determining our compliance with the covenants described above.
Subordinated Note
     In connection with the completion of the IPO, we issued a $50.0 million subordinated note payable to Quicksilver. The note bears interest at an initial rate of LIBOR plus 3.25% per annum and is subject to the provisions described below:
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
     • in equal consecutive quarterly installments of $275,000 on the last business day of each calendar quarter, beginning on March 31, 2008; plus
     • a final payment of the then-remaining balance of the aggregate principal amount of the note on February 10, 2013, the maturity date of the note; provided, however, that in the event of any extension of the maturity of our revolving credit facility, described above, the maturity date of the note shall be the date that is six months after such revolving credit facility’s maturity date.
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

     In light of these subordination features, we anticipate making all scheduled interest payments on the subordinated note (by adding the interest to the principal amount); however, because we do not expect to meet the financial ratio test described above until December 31, 2008, we anticipate that we will begin making cash payments on the principal and interest after that date.
Repurchase Obligations to Parent
     On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System. The assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represents KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. The assets were conveyed to Quicksilver through a written assignment.
     Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. The Cowtown Pipeline Assets comprised $22.9 million of the total sale price to Quicksilver. Quicksilver estimates that the total construction costs to complete these pipelines will be approximately $40.6 million, of which $31.8 million of costs had been incurred through September 30, 2007. A portion of the Cowtown Pipeline Assets have commenced commercial service as of September 30, 2007.
     Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between KGS, the General Partner, and Quicksilver (the “Omnibus Agreement”), KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets commence commercial service. The Lake Arlington Dry System and the Hill County Dry System assets comprised $3.6 million and $3.0 million, respectively, of the total sale price to Quicksilver of $29.5 million. Quicksilver estimates that the total construction costs to complete the Lake Arlington Dry System and the Hill County Dry System will be approximately $32.7 million and $49.4 million, respectively, of which $19.3 and $12.1 million of costs had been incurred through September 30, 2007, respectively. A portion of the Hill County Dry System assets has commenced commercial service as of September 30, 2006. The Lake Arlington Dry System has not commenced commercial service as of September 30, 2007.
     As KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intends to exercise its purchase rights, the conveyance of assets has not been treated as a sale for accounting purposes, such that the original cost of $29.5 million and subsequently incurred costs of $33.7 million have been included in both property, plant and equipment and repurchase obligations. Under the credit agreement, neither the repurchase obligations, nor the imputed interest thereon, will be included as indebtedness or interest expense for purposes of our compliance with the covenants. For the period from June 5, 2007 through September 30, 2007, the imputed interest was calculated at 8.83%, which was based upon the effective interest rate on the $50.0 million subordinated note payable to Parent.
Total Contractual Cash Obligations
The following table summarizes our total contractual cash obligations as of September 30, 2007.

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2010	2011-2012	Thereafter
			($ Millions)
Long-Term Debt (including interest) (1)	$50.6	$1.1	$3.3	$2.2	$44.0
Repurchase Obligations to Parent (2)	64.5	—	—	—	—
Construction Commitments	47.6	3.5	44.1	—	—

Total Contractual Obligations (3)	$162.7	$4.6	$47.4	$2.2	$44.0

(1)	With respect to the revolving credit facility, based on an interest rate of 7.83%, which is the current LIBOR interest rate of 5.58% plus a margin of 2.25%. With respect to the $50.0 million subordinated note payable to Parent, based on an interest rate 8.83%, which is the current LIBOR interest rate of 5.58% plus 3.25% per annum.

(2)	As described above under “Repurchase Obligations to Parent,” KGS is obligated to purchase certain pipeline assets from Quicksilver at their fair market value within two years of their commencement of commercial operation. The Repurchase

Obligations to Parent balance, of $64.5 million, includes $31.8 million related to Cowtown Assets that KGS has the option to purchase. KGS cannot presently predict the deadline for completing the purchase of these assets or the ultimate purchase price. KGS intends to exercise its purchase rights related to these assets. The total estimated remaining to complete the construction of the assets subject to the repurchase obligation is approximately $59.5 million.

(3)	These amounts do not include the $90.0 million that KGS expects to spend in fiscal year 2007 for the construction of additions to its gathering system to connect new wells and the cost to construct the third processing unit that KGS expects to become operational during the first quarter of 2009, a portion of which is budgeted for fiscal year 2007 capital expenditures.
  Off-Balance Sheet Arrangements
     KGS has no off-balance sheet arrangements.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where the FASB concluded that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 becomes effective for KGS on January 1, 2008. KGS has not yet determined the impact this pronouncement will have on its financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax provisions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Interest and penalties, if incurred, would be recognized as components of interest expense. KGS Predecessor’s adoption of FIN 48 on January 1, 2007 had no impact on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value. SFAS 159 is effective for KGS on January 1, 2008. KGS has not yet adopted SFAS 159 or determined the impact this pronouncement will have on its financial statements.
     In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The guidance in this FSP is effective for KGS on January 1, 2008, at which time KGS will recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented. KGS is evaluating the FSP’s guidance, but does not believe its adoption will have a material impact on its financial statements.
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
     We are exposed to variable interest rate risk as a result of borrowings we may have under our revolving credit facility and our Subordinated Note.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the third quarter of 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in the prospectus, dated August 6, 2007, relating to the IPO and filed with the SEC on August 7, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The effective date of KGS’ registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-140599) relating to KGS’ IPO of common units representing limited partner interests was August 6, 2007. A total of 5,750,000 common units were registered and sold, including 750,000 common units sold pursuant to the underwriters’ option to purchase additional common units.
     The sale of 5,000,000 common units was completed on August 10, 2007 and the sale of 750,000 units was completed on September 7, 2007. The aggregate offering price for the common units registered and sold was $120.8 million. As of September 30, 2007, the aggregate underwriting discounts were $7.9 million and KGS incurred $0.6 million of structuring fees and approximately $2.7 million of other expenses in connection with the IPO, for total expenses of approximately $11.2 million.
     The proceeds to KGS, net of total expenses, were approximately $109.6 million. From August 6, 2007 to September 30, 2007, KGS used net proceeds of the IPO, together with cash on hand of $25.1 million, to: (i) distribute $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and $7.7 million in cash to the Private Investors as a return of investment capital contributed and reimbursement for capital expenditures advanced, (ii) pay $3.6 million of expenses associated with the IPO, the credit agreement and certain formation transactions related to the IPO. KGS intends to use the remaining net proceeds to pay expenses associated with the IPO, the credit agreement and certain formation transactions related to the IPO and for general partnership purposes.
     None of the underwriting discounts or other expenses incurred in connection with the IPO, including the exercise of the underwriters’ option, were paid, directly or indirectly, to directors, officers, general partners of KGS or their associates, to persons owning 10% or more of any class of equity securities of KGS or to affiliates of KGS.
     UBS Securities LLC and Goldman, Sachs & Co. acted as representatives of the underwriters and as joint book-running managers of the IPO. A.G. Edwards & Sons, Inc., J.P. Morgan Securities Inc. and Fortis Securities LLC acted as co-managers.

Item 6. Exhibits:

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.2	Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.3	Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.4	2007 Equity Plan (filed as Exhibit 99.1 to the Company’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).

10.5	Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.6	Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.7	Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.8	Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.9	Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.10	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.11	Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).

10.12	Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2007

QUICKSILVER GAS SERVICES LP By: QUICKSILVER GAS SERVICES GP LLC, its General Partner
By:	/s/ Thomas F. Darden
Thomas F. Darden
President and Chief Executive Officer

By:	/s/ Philip Cook
Philip Cook
Senior Vice President – Chief Financial Officer

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.2	Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.3	Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.4	2007 Equity Plan (filed as Exhibit 99.1 to the Company’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).

10.5	Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.6	Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.7	Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.8	Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.9	Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.10	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

10.11	Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).

10.12	Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith