Form 10-K
period 2007-12-31
Quicksilver Gas Services LP
filed 2008-02-28
CIK 1389030

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33631

QUICKSILVER GAS SERVICES LP
(Exact name of registrant as specified in its charter)

Delaware	56-2639586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 West Rosedale St., Fort Worth, Texas (Address of principal executive offices)	76104 (Zip Code)

817-665-8620
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units of Limited Partner Interests	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of February 12, 2008, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $162.7 million based on the closing sale price of $24.75 as reported on the NYSE Arca.

As of February 12, 2008, the registrant has 12,269,714 common units and 11,513,625 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

DEFINITIONS

As used in this annual report unless the context requires otherwise:

“Bbl” or “Bbls” means barrel or barrels
“Bbld” means barrel or barrels per day
“Bcf” means billion cubic feet
“Bcfd” means billion cubic feet per day
“Bcfe” means Bcf of natural gas equivalents, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas
“Btu” means British Thermal units, a measure of heating value
“EPA” means the U.S. Environmental Protection Agency
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“LIBOR” means London Interbank Offered Rate
“MMBtu” means million Btu
“MMBtud” means million Btu per day
“Mcf” means thousand cubic feet
“MMcf” means million cubic feet
“MMcfd” means million cubic feet per day
“MMcfe” means million cubic feet of natural gas equivalents, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas
“MMcfed” means MMcfe per day
“Oil” includes crude oil and condensate
“SEC” means the United States Securities and Exchange Commission
“Tcf” means trillion cubic feet
“Tcfe” means trillion cubic feet of natural gas equivalents, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas

COMMONLY USED TERMS

Other commonly used terms and abbreviations include:

“IPO” means our initial public offering completed on August 10, 2007
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc.
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated August 10, 2007
“Quicksilver” means Quicksilver Resources Inc.
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in North Texas

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “KGS,” “we,” “us,” and “our” refer to Quicksilver Gas Services LP and its subsidiaries.

EXPLANATORY NOTE

On August 10, 2007, we completed our initial public offering, or IPO, of 5,000,000 common units representing limited partnership interests. On September 7, 2007, we sold an additional 750,000 common units upon the exercise by the underwriters of the IPO of an over-allotment option that we had previously granted to them.

Upon the completion of the IPO, we succeeded to the assets and operations of Cowtown Pipeline LP, Cowtown Pipeline Partners LP, Cowtown Gas Processing LP and Cowtown Gas Processing Partners LP, which we refer to collectively as the Cowtown Entities or the Quicksilver Gas Services Predecessor. Prior to the completion of the IPO, the Cowtown Entities were owned indirectly by Quicksilver Resources Inc., which we refer to as Quicksilver or the Parent, and by two private investors.

The information contained in this report includes the activity of Quicksilver Gas Services Predecessor prior to the completion of the IPO on August 10, 2007 and the activity of Quicksilver Gas Services LP subsequent to the completion of the IPO on August 10, 2007 through December 31, 2007. Consequently, the consolidated financial statements and related discussion of results of operations and financial condition contained in this report reflect the activity for the twelve month period ended December 31, 2007 without regard to the change of ownership during the period.

PART I

Item 1.	Business

General

We are a publicly-traded master limited partnership engaged in the business of gathering and processing natural gas and natural gas liquids, also known as NGLs. We own assets in the Fort Worth Basin of North Texas which consist of a pipeline system, referred to as the Cowtown Pipeline, and natural gas processing facilities in Hood County, Texas, referred to as the Cowtown Plant. We provide gathering and processing services primarily to Quicksilver, the owner of our general partner and 72% of our common and subordinated limited partner units, as well as other natural gas producers in this area. These services are provided under fee-based contracts, whereby we receive fixed fees for performing the gathering and processing services. We do not take title to the natural gas or associated natural gas liquids that we gather and process and thus avoid direct commodity price exposure. A detailed description of our significant properties and associated 2007 developments can be found under “Item 2. Properties.”

Our common units began trading publicly on August 7, 2007 on the NYSE Arca exchange under the ticker symbol “KGS.” Our principal and administrative offices are located at 777 West Rosedale Street, Fort Worth, Texas 76104 (telephone 817-665-8620).

Formation and Development of Business

We began operations in 2004 to provide gathering and processing services primarily to Quicksilver as well as other natural gas producers in the southern portion of the Fort Worth Basin in North Texas. We were organized as a Delaware limited partnership in January 2007 and completed our IPO on August 10, 2007.

Initial Public Offering — On August 6, 2007, we entered into an underwriting agreement (the “Underwriting Agreement”) with our general partner, Quicksilver and Quicksilver Gas Services Holdings LLC (“Holdings”) and the underwriters (the “Underwriters”) for the sale of 5,000,000 common units at a price to the public of $21.00 per common unit. On September 7, 2007, pursuant to the Underwriting Agreement, the Underwriters exercised in full their option to purchase an additional 750,000 common units on the same terms as the IPO.

The total proceeds, net of underwriting discounts and structuring fees, we received from the IPO, before expenses, were approximately $97.7 million. We used these net proceeds together with cash on hand of $25.1 million to:

(1) distribute approximately $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and approximately $7.7 million in cash to the two private investors as a return of investment capital contributed and reimbursement for capital expenditures advanced;

(2) pay approximately $4.3 million of expenses associated with the IPO, the credit agreement and certain formation transactions related to the IPO; and

(3) make expenditures for general partnership purposes, including post-IPO capital expenditures.

Additionally, at the completion of the IPO, the following formation transactions occurred:

•	Quicksilver affiliates contributed to us their 95% interest in Cowtown Gas Processing Partners L.P. and their 93% interest in Cowtown Pipeline Partners L.P.;

•	The two private investors contributed to us their 5% interests in Cowtown Gas Processing Partners L.P. and their 7% interests in Cowtown Pipeline Partners L.P.;

•	We issued to Quicksilver 5,696,752 common units and 11,513,625 subordinated units;

•	We issued to the two private investors a total of 816,873 common units; and

•	We issued to our general partner

•	an initial 2% general partner interest, and

•	all of our incentive distribution rights, which entitle the general partner to increasing percentages of any cash that we distribute in excess of $0.3450 per unit per quarter.

As of December 31, 2007, the ownership of KGS was follows:

		Percentage
	Units	Ownership

Common Unitholders:
Public	6,566,873	27.1%
Quicksilver	5,696,752	23.5%
Subordinated Unitholders:
Quicksilver	11,513,625	47.5%
General Partner Interest:
Quicksilver	469,944	1.9%

Total	24,247,194	100.0%

Our general partner is a wholly-owned subsidiary of Quicksilver. We own all of the ownership interests in Quicksilver Gas Services Operating LLC (“Operating LLC”) and its operating subsidiaries, which own and operate our assets.

In order to enhance the economic efficiency and cash flow stability of our asset mix, on June 5, 2007, we sold several of our pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline (the “Cowtown Pipeline Assets”), the Lake Arlington Dry System and the Hill County Dry System. At the date of the sale, the assets are either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented our historical cost at the time of sale. Quicksilver has the right to construct expansions on the existing Cowtown Pipeline, and we have the right to elect to purchase from Quicksilver such expansion pipelines for their actual cost within two years of the commencement of commercial service of such assets. In addition, Quicksilver has the right to construct and operate the Lake Arlington Dry System and the Hill County Dry System, which rights are subject to our obligation to purchase these assets from Quicksilver at the fair market value of those assets within two years after the completion of construction of the assets and the assets have commenced commercial service.

Our Relationship with Quicksilver

Quicksilver is a Fort Worth, Texas-based independent oil and natural gas company with a considerable presence in the Fort Worth Basin. We acquired substantially all of Quicksilver’s existing midstream assets in the eight counties in North Texas (Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in North Texas) in which it currently owns acreage, which we collectively refer to as the Quicksilver Counties. As Quicksilver continues to develop its resources in the Quicksilver Counties, we have the right to gather and process Quicksilver’s production from those activities and to construct additional midstream assets for a period of 10 years. We believe that our relationship with Quicksilver is advantageous to us for the following reasons:

•	Access to management expertise and insight. Our relationship with Quicksilver provides us with access to a significant pool of management talent and insight, specifically as it relates to its development and production plans in the Fort Worth Basin. We also have the benefit of Quicksilver’s broad operational, commercial, technical, risk management and administrative infrastructure.

•	Large, long-lived reserve base. Based on a report prepared by its independent petroleum engineers, Quicksilver had approximately 1.2 Tcfe of proved reserves in the Quicksilver Counties as of December 31, 2007 with total production of approximately 33 Bcfe, in 2007.

•	Substantial Fort Worth Basin acreage position. As of December 31, 2007, Quicksilver held approximately 247,000 net acres in the Fort Worth Basin with more than 1,600 remaining estimated drilling locations.

•	Proven track record. As of December 31, 2007, Quicksilver had drilled a total of 426 gross (377 net) wells in the Fort Worth Basin since they began exploration and development operations in 2003. In 2007, Quicksilver drilled 201 gross (184 net) wells and tied 187 gross (163 net) wells into sales.

•	Active drilling program in the Fort Worth Basin. Quicksilver has allocated approximately $550 million of its 2008 capital budget to the Fort Worth Basin for drilling approximately 200 net wells.

Business Strategies

Our primary business objective is to increase our unitholders’ value by increasing our distributable cash flow and distributions per unit. We intend to achieve this objective by executing the following business strategies:

•	Organically growing our capacity to meet our customers’ gathering and processing needs. We expect that the primary growth in our gathering and processing volumes will come from Quicksilver’s increased production volume resulting in increased throughput on our system. Quicksilver’s announced capital plans for 2008 indicate continued growing investment in the Fort Worth Basin that should require increased gathering and processing needs.

•	Attracting volumes from third parties to our facilities. We believe that the Fort Worth Basin will continue to be an area of significant capital investment by energy companies. Our agreements with Quicksilver do not restrict us from providing services to other natural gas producers. We intend to attract increased volumes from third parties to our gathering and processing systems by actively marketing our midstream services, further building our gathering system and processing capabilities and providing superior customer service to these natural gas producers.

•	Minimizing commodity price exposure and maintaining a disciplined financial policy. All of our service agreements are on a fixed-fee basis without direct commodity price exposure, and we intend to structure all of our future contracts similarly. We also intend to continue to pursue a disciplined financial policy by maintaining a prudent cash distribution policy and capital structure.

•	Improving operating efficiency and increasing throughput while prudently managing our growth. As we expand our operations, we intend to increase throughput, which improves operational efficiencies and enhances overall asset utilization. We completed an upgrade of the existing 75 MMcfd processing unit at our Cowtown Plant in the first quarter of 2008. Additionally, in the fourth quarter of 2007 we entered into an agreement to construct an additional 125 MMcfd processing unit. We expect it to become operational during the first quarter of 2009 bringing our total processing capacity to 325 MMcfd. We expect these projects will significantly increase our processing and gathering operating capacity and efficiency.

•	Pursuing midstream acquisitions. We plan to pursue strategic midstream acquisition opportunities that will complement and expand our existing business, both from Quicksilver and from third parties. We will seek acquisition opportunities in our existing area of operation with the opportunity for operational efficiencies and the potential for higher capacity utilization and expansion of those assets. To a lesser extent, we may also consider acquisitions in areas where we currently have no operations as well as new geographic areas of operation. Because we have significant organic growth opportunities related to the Quicksilver assets, the factors that will be considered in deciding whether to acquire assets include, but are not limited to, the economic characteristics of the acquisition, such as return on capital and cash flow stability, the region in which the assets are located and the availability and sources of capital to finance any potential acquisition.

Business Strengths

We believe that we are well positioned to execute our primary business objective and business strategies successfully due to the following competitive strengths:

•	Quicksilver has a significant equity ownership in us. Quicksilver owns 73% of our outstanding units, including 100% of our general partner. Given its relationship with us, we believe Quicksilver will have a vested interest in our growth and overall success.

•	Our relationship with Quicksilver reduces the uncertainty of financial returns associated with our capacity additions. Our relationship with Quicksilver improves our ability to forecast future throughput volumes and the need and timing for capacity additions. Consequently, we believe there is less risk associated with our capital expenditures, because we can coordinate our capacity additions with Quicksilver’s production growth and associated gathering and processing needs.

•	Quicksilver is an active operator and growing producer in the Fort Worth Basin. Quicksilver’s average natural gas production from the Fort Worth Basin has grown from 0.5 MMcfed in 2004 to 130 MMcfed as of December 31, 2007. Quicksilver is actively exploiting its acreage in the Quicksilver Counties in pursuit of additional growth. We expect this increased drilling activity will significantly increase throughput at our facilities.

•	Our assets are strategically located in the Fort Worth Basin to attract volumes from third parties. We believe that the Fort Worth Basin is one of the largest, fastest growing natural gas producing areas in the U.S. We believe that our established position in this area, together with its anticipated growth in production, gives us an opportunity to expand our gathering system footprint and increase our throughput volumes and plant utilization, ultimately increasing cash flows.

•	We provide an integrated package of midstream services. We provide a broad range of bundled midstream services to natural gas producers, including gathering, compressing, treating and processing natural gas and transporting NGLs.

•	We have the financial flexibility to pursue growth opportunities. On August 10, 2007, we entered into a five-year $150 million senior secured revolving credit facility, with options to extend the facility for up to two additional years and to increase the facility up to $250 million, with the consent of the lenders. This credit facility is available for capital expenditures, acquisitions and other general partnership purposes. Borrowings under this facility are guaranteed by our subsidiaries and are secured by substantially all of our assets. We believe that the capacity under this credit facility, combined with internally generated funds and our ability to access the capital markets, will enable us to complete our near-term growth projects and will provide us with a flexible financial structure that will facilitate our strategic expansion and acquisition strategies. Although the credit agreement governing this facility contemplates up to $150 million in aggregate borrowings, it also requires us to maintain certain financial ratios (including a ratio of total debt to EBITDA below a specified maximum), which will initially limit our aggregate borrowing capacity. We expect our borrowing capacity to increase over time as we grow our operations and cash flow and consequently improve our ratio of total debt to EBITDA. At December 31, 2007, our borrowing capacity was $82.7 million, of which $5.0 million was outstanding.

•	We have an experienced, knowledgeable management team with a proven record of performance. Our management team has a proven record of enhancing value through the development and operation of midstream assets in the natural gas industry. We believe that this team provides us with a strong foundation for developing additional new natural gas gathering and processing assets and pursuing strategic acquisition opportunities.

Financial Information about Segment and Geographical Areas

We conduct our operations solely in the midstream sector of the energy industry, encompassing gathering and processing, with all of our operations being conducted in Texas.

Properties

Our Assets and Operations

As of December 31, 2007, our primary assets were comprised of a pipeline system located in the southern portion of the Fort Worth Basin, which we refer to as the Cowtown Pipeline, and two natural gas processing units located in Hood County, Texas, which we refer to as the Cowtown Plant. We manage over 200 miles of natural gas gathering pipelines, ranging from 2 inches to 20 inches in diameter in the Fort Worth Basin. The Cowtown Pipeline gathers and delivers natural gas produced by our customers to the Cowtown Plant. The Cowtown Plant consists of a 125 MMcfd natural gas processing unit, which became operational in the first quarter of 2007, and a 75 MMcfd natural gas processing unit which became operational in 2006 and was subsequently upgraded in the first quarter of 2008.

At the Cowtown Plant, we process natural gas to extract the NGLs from the natural gas stream and deliver our customers’ residue gas to either Enterprise or Energy Transfer Partners, or both, for further transport downstream. We transport the extracted NGLs from the Cowtown Plant to Chevron and Louis Dreyfus pipelines via our NGL pipeline where we are able to deliver our customers’ NGLs. For the fourth quarter of 2007, the Cowtown Plant had a total average throughput of 117.3 MMcfd of natural gas and an average NGL production of approximately 13,535 Bbld.

Since our inception in 2004, we have made substantial capital expenditures. We anticipate that we will continue to make substantial expansion capital expenditures as Quicksilver continues to expand its development in the Fort Worth Basin. To support the anticipated production growth from development of properties in the Quicksilver Counties, we are pursuing the following additions to our operating asset base:

•	A third processing unit is being constructed at a separate location from our existing Cowtown Plant and we expect it to become operational during the first quarter of 2009. This new unit is designed to provide 125 MMcfd of additional capacity and bring our total processing capacity to 325 MMcfd; and

•	Additions to our Cowtown Pipeline to gather and transport natural gas to our processing facilities from the wells that Quicksilver and other operators drill and complete in the Quicksilver Counties.

We have an option to repurchase certain Cowtown Pipeline Assets from Quicksilver at historical cost within two years after they commence commercial service. Additionally, we have the obligation to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after the completion of construction of the assets and the assets have commenced commercial service. We have significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intend to exercise our purchase rights. Accordingly, the original cost of these properties has been included in our property, plant and equipment and our repurchase obligations to Quicksilver. Similarly, our results of operations include the revenues and expenses for these operations. See additional discussion in Note 2 under “Repurchase Obligations to Parent,” in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Substantially all of our pipelines are constructed on rights-of-way granted by the owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have been subordinated to the rights-of-way grants. We have obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, county or parish roads, municipal streets, railroad properties and state highways, as applicable. In some cases, property on which our pipeline was built was purchased for a fee.

We believe that we have satisfactory title to our assets. Title to property may be subject to encumbrances. We believe that none of these encumbrances will materially detract from the value of our properties or from our interest in these properties nor will they materially interfere with their use in the operation of our business.

Overview of the Fort Worth Basin

The Fort Worth Basin, which includes the Barnett Shale formation, is a proven crude oil and natural gas producing basin located in North Texas. Drilling in the Fort Worth Basin first began in 1912 with the discovery of crude oil. A new subsurface fracturing technique introduced in 1997, combined with other advances in drilling and completion techniques, contributed to a significant increase in investment in and production from the basin over the past five years, making the Barnett Shale formation one of the fastest growing and most active natural gas producing areas in the United States.

Marketing

We gather and process natural gas and NGLs for a variety of customers, including major natural gas and oil companies or their affiliates. Because our services are concentrated in the Quicksilver Counties, we are highly dependent upon the producers in that area. Accordingly, the loss of a single purchaser in the areas in which we provide our services could potentially adversely affect our results of operations if the throughput is not replaced with throughput from other existing or new customers. During 2007, Quicksilver accounted for approximately 90% of our revenues, making it the largest user of our service offerings. No other customer contributed in excess of 10% of our revenues.

Competition

During 2007, approximately 89% of our total natural gas gathering and processing volumes are comprised of gas owned or controlled by Quicksilver. We have a commitment from Quicksilver for 10 years beginning on August 10, 2007 to dedicate to us all of its natural gas production from the Quicksilver Counties. Therefore, no other provider of services similar to ours is able to compete effectively for Quicksilver’s gathering and processing needs from the Quicksilver Counties.

If we expand our business in the future, either through organic growth or acquisitions, and are successful in attracting volumes from other producers, we could face increased competition. We anticipate that our primary competitors for unaffiliated volumes in the Quicksilver Counties, based on current market conditions, are Crosstex Energy LP, DCP Midstream and Energy Transfer Partners, L.P. We believe that our gathering and processing systems would be able to compete with other systems located in the Quicksilver Counties based on processing and fuel efficiencies, operational costs, commercial terms offered to producers and capital expenditures required for new producer connections, along with the location and available capacity of gathering systems and processing plants.

Safety and Maintenance Regulation

We are subject to regulation by the U.S. Department of Transportation, referred to as the DOT, under the Accountable Pipeline and Safety Partnership Act of 1996, also known as the Hazardous Liquid Pipeline Safety Act, and comparable state statutes, which relate to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Any entity that owns or operates pipeline facilities must comply with such regulations, permit access to and copying of records, and file certain reports and provide information as required by the U.S. Secretary of Transportation. The DOT may assess fines and penalties for violations of these and other requirements imposed by its regulations. We believe that we are in material compliance with all regulations imposed by the DOT pursuant to the Hazardous Liquid Pipeline Safety Act.

We are also subject to the Natural Gas Pipeline Safety Act of 1968, referred to as NGPSA, and the Pipeline Safety Improvement Act of 2002, which was recently reauthorized and amended by the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act of 2002 establishes mandatory inspections for all U.S. oil and natural gas transportation pipelines and some gathering lines in high consequence areas. DOT regulations implementing the Pipeline Safety Improvement Act of 2002 require pipeline operators to conduct integrity management programs, which involve frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We currently estimate that we will incur costs of approximately $1.1 million through 2010 to conduct integrity management program testing along certain segments of our natural gas and NGL pipelines, as required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program.

States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcement of federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant challenges in complying with state laws and regulations applicable to our operations. Our natural gas and NGL pipelines have continuous inspection and compliance programs designed to maintain compliance with federal and state pipeline safety and pollution control requirements.

In addition, we are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, referred to as OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process that involves a chemical at or above specified thresholds, or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.

Governmental Regulation

Our operations are affected from time to time in varying degrees by political developments and U.S. federal, state and local laws and regulations. In particular, natural gas and crude oil production and related operations are, or have been, subject to price controls, taxes and other laws and regulations relating to the industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

Environmental Matters

Our gathering and processing operations for natural gas are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies, including the EPA, issue regulations to implement and enforce such laws, and compliance is often difficult and costly. Failure to comply may result in substantial costs and expenses, including possible civil and criminal penalties. These laws and regulations may:

•	require the acquisition of a permit before drilling commences;

•	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production, processing and pipeline gathering activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas;

•	require remedial action to prevent pollution from former operations such as plugging abandoned wells; and

•	impose substantial liabilities for pollution resulting from operations.

In addition, these laws, rules and regulations may restrict the rate of natural gas production below the rate that would otherwise exist. The regulatory burden on the industry increases the cost of doing business and consequently affects our profitability. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our financial position, results of operations and cash flows. While we believe that we are in substantial compliance with current applicable environmental laws and regulations, and we have not experienced any materially adverse effect from compliance with these environmental requirements, we cannot assure you that this will continue in the future.

The U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on us.

Stricter standards in environmental legislation may be imposed on the industry in the future. Compliance with environmental requirements generally could have a materially adverse effect upon our financial position, results of operations and cash flows. Although we have not experienced any materially adverse effect from compliance with environmental requirements, we cannot assure you that this will continue in the future.

The U.S. Federal Water Pollution Control Act (“FWPCA”) imposes restrictions and strict controls regarding the discharge of produced waters and other petroleum wastes into navigable waters. Permits must be obtained to discharge pollutants into federal and state waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of crude oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. Federal effluent limitation guidelines prohibit the discharge of produced water and sand, and some other substances related to the natural gas and crude oil industry, into coastal waters. Although the costs to comply with zero discharge mandated under federal or state law may be significant, the entire industry will experience similar costs and we believe that these costs will not have a materially adverse impact on our financial condition and results of operations. Some natural gas and oil exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing storm water pollution prevention plans.

The U.S. Resource Conservation and Recovery Act (“RCRA”) generally does not regulate most wastes generated by the exploration and production of natural gas and crude oil. RCRA specifically excludes from the definition of hazardous waste “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy.” However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing solid hazardous waste may be significant, we do not expect to experience more burdensome costs than would be borne by similarly situated companies in the industry.

In addition, the U.S. Oil Pollution Act (“OPA”) requires owners and operators of facilities that could be the source of an oil spill into “waters of the United States,” a term defined to include rivers, creeks, wetlands and coastal waters, to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

Employees

Neither we nor our general partner have any employees. All of the employees required to conduct and support our operations will be employed by Quicksilver and are the subject of a Secondment Agreement between our general partner and Quicksilver. The seconded employees, including field operations personnel, general and administrative personnel and an operational vice president, operate our pipeline system and natural gas processing facilities. None of these employees are covered by collective bargaining agreements. We reimburse Quicksilver for all expenses that it incurs as a result of providing these additional services to us as set forth in the Omnibus Agreement.

Available Information and Corporate Governance Documents

We make available free of charge on our internet website at http://www.kgslp.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additionally, charters for the committees of our Board of Directors and our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found on our internet website at http://www.kgslp.com under the heading “Corporate Governance.” Unitholders may request copies of these documents by writing to the Investor Relations Department at 777 West Rosedale Street, Fort Worth, Texas 76104.

Item 1A.	Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this annual report, including the financial statements and related notes, when deciding to invest in us. Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should be aware that the occurrence of any of the events described in this Risk Factors section and elsewhere in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline.

We are dependent on a single natural gas producer, Quicksilver, for a majority of our natural gas. The loss of this customer would result in a material decline in our volumes, revenues and cash available for distribution.

We rely on Quicksilver for the majority of our natural gas throughput. For 2007, Quicksilver accounted for approximately 83% of our natural gas throughput. We may be unable to negotiate on favorable terms, if at all, an extension or replacement of our contract with Quicksilver to gather and process Quicksilver’s production from the Quicksilver Counties after the initial 10-year term of the contract. Furthermore, during the term of the contract and thereafter, even if we are able to renew this contract, Quicksilver may suffer a decrease in production volumes in the Quicksilver Counties. The loss of a significant portion of the natural gas volumes supplied by Quicksilver would result in a material decline in our revenues and cash available for distribution.

Quicksilver has no contractual obligation to develop its properties in the Quicksilver Counties and may determine in the future that drilling activity in other areas is strategically more attractive than in the Quicksilver Counties. A shift in Quicksilver’s focus away from the Quicksilver Counties could result in reduced volumes gathered and processed by us and a material decline in our revenues and cash available for distributions.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at the initial distribution rate under our cash distribution policy.

In order to make our cash distributions at our initial quarterly distribution rate of $0.30 per unit per quarter, or $1.20 per unit per year, we will require available cash of approximately $7.3 million per quarter, or $29.1 million per year. Based on our current capital structure, we may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at the initial distribution rate under our cash distribution policy. The amount of cash we can distribute on our units depends principally upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the level of production of, the demand for and, indirectly, the price of natural gas, natural gas liquids, or NGLs, and condensate;

•	the volume of natural gas and NGLs we gather and process;

•	the level of competition from other midstream energy companies;

•	the level of our operating and maintenance and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	our ability to make borrowings under our revolving credit facility to pay distributions;

•	the cost of acquisitions;

•	our service requirements on our debt and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to access capital markets;

•	compliance with our debt agreements; and

•	the amount of cash reserves established by our general partner.

For a description of additional restrictions and factors that may affect our ability to make cash distributions, please read Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The amount of cash we have available for distribution to holders of our common units and subordinated units depends primarily on our cash flow and not solely on profitability.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes, and conversely, we might fail to make cash distributions during periods when we record net earnings for financial accounting purposes.

The amount of available cash we need to pay the minimum quarterly distribution for four quarters on all of our units is approximately $29.1 million. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at the initial distribution rate under our cash distribution policy.

Estimates of oil and gas reserves depend on many assumptions that may be inaccurate and any material inaccuracies could materially reduce the production that we gather and process and consequently could adversely affect our financial performance and our ability to make cash distributions.

The reserve information of Quicksilver represents only estimates based on reports prepared by independent petroleum engineers. The estimates were calculated using oil and gas prices in effect on the dates indicated in the reports. Any significant price changes will have a material effect on the quantity and recoverability of Quicksilver’s reserves. Petroleum engineering is a complex and subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other comparable producing areas;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil and gas prices; and

•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserve estimates are to some degree subjective, the number of wells that can be drilled economically, the quantities of oil and gas that are ultimately recovered and the timing of the recovery of oil and gas reserves may differ materially from those assumed in estimating reserves. Furthermore, different reserve engineers may interpret different results from the same available data. Actual production with respect to reserves could vary materially from estimates, which could result in material reductions in the volumes we gather and process and consequently could adversely affect our revenues and cash available for distribution.

Because of the natural decline in production from existing wells in our area of operations, our success depends on our ability to obtain new sources of supplies of natural gas, which depends on certain factors beyond our control. Any decrease in supplies of natural gas could result in a material decline in the volumes we gather and process.

Our gathering systems are connected to wells whose production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our system, we must continually obtain new natural gas supplies. Our ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near our pipeline systems by Quicksilver and our ability to compete for volumes from third parties from their successful new wells.

We have no control over the level of drilling activity in our area of operations, the amount of reserves associated with the wells drilled or the rate at which production from a well will decline. In addition, we have no control over Quicksilver or other producers or their drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, technology advances, availability of drilling rigs and other production and development costs and the availability and cost of capital. Fluctuations in energy prices can greatly affect investments by third parties in the development of new natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. Declines in natural gas prices could have a negative impact on exploration, development and production activity and, if sustained, could lead to a material decrease in such activity. Reductions in exploration or production activity in our area of operations could lead to reduced utilization of our system. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, Quicksilver is not contractually obligated to develop the reserves it has dedicated to us in the Quicksilver Counties. If reductions in drilling activity or competition result in our inability to obtain new sources of supply to replace the natural decline of volumes from existing wells, throughput on our system would decline, which could reduce our revenue and cash available for distributions to our unitholders.

Our construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition.

One of the ways we intend to grow our business is through the construction of new midstream assets. The construction of additions or modifications to our existing systems, and the construction of new midstream assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if we expand a new pipeline, the construction may occur over an extended period of time, and we may not receive material benefit until the project is completed. Moreover, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. We do not have access to estimates of potential non-Quicksilver reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production by parties other than Quicksilver in our decision to construct additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, the construction of additions to our existing gathering and processing assets will generally require us to obtain new rights-of-way prior to constructing new pipelines. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

In addition to the construction of additions or modifications to our existing systems, we intend to pursue acquisitions that would increase the cash generated from operations per unit. If we are unable to make these acquisitions either because we are: (1) unable to identify attractive acquisition candidates, to analyze acquisition opportunities successfully from an operational and financial point of view or to negotiate acceptable purchase contracts with them; (2) unable to obtain financing for these acquisitions on economically acceptable terms; or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of unknown liabilities;

•	the inability to integrate acquisitions into our operations;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new product areas, with new customers, or new geographic areas; and

•	customer or key employee losses at the acquired businesses.

We depend primarily on our Cowtown Plant and our Cowtown Pipeline to generate our revenues, and if the utilization of these assets were reduced significantly, there could be a material adverse effect on our revenues, earnings, and ability to make distributions to our unitholders.

Our operating assets are currently concentrated in the Quicksilver Counties. As a result, our operations lack geographic diversification and any significant decline in utilization could materially lower levels of revenues and earnings. For 2007, the gathering revenues from our Cowtown Pipeline accounted for approximately 47% of our revenues and our Cowtown Plant throughput volume accounted for approximately 52% of our revenues. Operations at our Cowtown Plant could be partially curtailed or completely shut down, temporarily or permanently, as a result of:

•	operational problems, labor difficulties or environmental proceedings or other litigation that compel cessation of all or a portion of the operations at our Cowtown Plant;

•	catastrophic events at our facilities;

•	an inability to obtain sufficient quantities of natural gas for the Cowtown Plant; or

•	reductions in exploration or production activity by producers in the areas in which we operate.

The magnitude of the effect on us of any curtailment of operations will depend on the length of the curtailment and the extent of the operations affected by such curtailment. We have no control over many of the factors that may lead to a curtailment of operations.

In the event that we are unable to provide either gathering or processing services, Quicksilver may dispose of the natural gas not gathered or processed as it so determines. In the event that we are unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right, upon 30 days’ prior notice, to terminate our gathering and processing agreement as it relates to the affected gas. In light of our asset concentration, if such a termination were to occur, it could cause our revenues, earnings and cash distributions to our unitholders, to decrease significantly.

If pipelines and other facilities interconnected to our natural gas and NGL pipelines and facilities become unavailable to transport natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.

We depend upon pipelines and other facilities owned by others to provide delivery options from our pipelines and facilities for the benefit of our customers. Since we do not own or operate any of these pipelines or other facilities, their continuing operation is not within our control. If any of these pipelines and other facilities become unavailable to transport natural gas and NGLs, our revenues, earnings and cash available for distribution could be adversely affected.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Our natural gas gathering and intrastate transportation operations are generally exempt from Federal Energy Regulatory Commission, or FERC, regulation under the Natural Gas Act of 1938, or NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure you that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so, in such a circumstance, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC and the courts. If our gas gathering and processing agreement with Quicksilver, which we refer to as the Quicksilver processing agreement, or our performance under that agreement, becomes subject to FERC jurisdiction, the agreement may be terminated.

State and local regulations also affect our business. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. Texas, the only state in which we currently operate, has adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state and local regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the rates, terms and conditions of our gathering lines. Please read “Business — Regulation of Operations.”

We are subject to environmental laws and regulations that may expose us to significant costs and liabilities.

Our natural gas gathering and processing, and NGL transportation activities are subject to stringent and complex federal, state and local environmental laws and regulations. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. For instance, we may be required to obtain and maintain permits and approvals issued by various governmental authorities, limit or prevent releases of materials from our operations in accordance with these permits and approvals, and incur potentially substantial liabilities for any pollution or contamination that may result from our operations. Moreover, new, stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.

Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. In addition, strict joint and several liability may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. Private parties may also have the right to pursue legal actions against us to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other impacts of our operations. We may not be able to recover some or any of these costs through insurance or increased revenues, which may materially reduce our net income and EBITDA and have a material adverse effect on our ability to make cash distributions. Please read “Business — Environmental Matters” for more information.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The U.S. Department of Transportation, or DOT, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

We currently estimate that we will incur costs of approximately $1.1 million through 2010 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines, as required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations and will be unable to raise the level of our future cash distributions. To fund our expansion capital expenditures and investment capital expenditures, we will be required to use cash from our operations or incur borrowings or sell additional common units or other securities. Such uses of cash from operations will reduce cash available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our unitholders. In addition, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain standard easement rights to construct and operate our pipelines on land owned by third parties. Our rights generally revert back to the landowner after we stop using the easement for its specified purpose. Therefore, these easements exist for varying periods of time. Our loss of these easement rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our revenues, earnings and ability to make cash distributions.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our cash flows and, accordingly, the market price for our common units.

Our operations are subject to many hazards inherent in the gathering and processing of natural gas and NGLs, including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•	leaks or losses of natural gas or NGLs as a result of the malfunction of equipment or facilities;

•	fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations.

We are not fully insured against all risks inherent to our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur which may include toxic tort claims, other than those considered to be sudden and accidental. If a significant accident or event occurs that is not fully insured, it could adversely affect our earnings and cash distributions. In addition, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially, and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, we may be unable to recover from prior owners of our assets, pursuant to our indemnification rights, for potential environmental liabilities. We currently carry business interruption insurance; however, any catastrophic event of the sort that is not covered by our business interruption or other insurance could have a material adverse effect on our cash flows, our ability to distribute cash to our unitholders and the market price of our common units.

Restrictions in our revolving credit facility will limit our ability to make distributions to unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.

Our revolving credit facility contains covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates. Although the agreement governing our revolving credit facility contemplates up to $150 million in aggregate borrowings, it also requires us to maintain certain financial ratios that will initially limit our aggregate borrowing capacity. Any subsequent replacement of our credit facility or any new indebtedness could have similar or greater restrictions.

We are exposed to the credit risks of Quicksilver, and any material nonpayment by Quicksilver could reduce our ability to make distributions to our unitholders.

We are dependent on Quicksilver for the preponderance of our revenues, and are consequently subject to the risk of nonpayment or late payment by Quicksilver of gathering and processing fees. Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy contract counterparty or with a more diversified group of customers, and unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees. Any material nonpayment or nonperformance by Quicksilver could reduce our ability to make distributions to our unitholders. Furthermore, Quicksilver may be highly leveraged and subject to its own operating and regulatory risks, which could increase the risk that it may default on its obligations to us.

The loss of key personnel could adversely affect our ability to operate.

We depend on the leadership, involvement and services of a relatively small group of Quicksilver’s key management personnel, including its Chairman, Chief Executive Officer and other executive officers and key technical personnel. The services of these individuals may not be available to us in the future. Because competition for experienced personnel in the midstream industry is intense, we may not be able to find acceptable replacements with comparable skills and experience. Accordingly, the loss of the services of one or more of these individuals could have a material adverse effect on our ability to operate our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

A detailed description of our properties and associated 2007 developments is included in Item 1 of this annual report and is incorporated by reference.

Item 3.	Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may at any given time be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common units are listed on the NYSE Arca exchange under the symbol “KGS.” The following table sets forth the high and low sales prices of our common units as reported by NYSE Arca, as well as the amount of cash distributions paid per quarter from our initial public offering date, August 10, 2007, through December 31, 2007.

			Distributions Per
Quarter Ended	High	Low	Common Unit	Record Date	Payment Date

September 30, 2007	$24.98	$20.17	$0.1675(1)	Oct 31, 2007	Nov. 14, 2007
December 31, 2007	$25.02	$23.15	$0.30(2)	Jan 31, 2008	Feb. 14, 2008

(1)	Represents a pro rata portion of a $0.30 quarterly distribution from the date of the closing of our IPO paid on all units to holders of record as of the close of business on October 31, 2007.

(2)	Approved by the Board of Directors of our general partner on January 15, 2008.

We have also issued 11,513,625 subordinated units, for which there is no established market. Quicksilver is the only holder of record of our subordinated units as of the date of this report.

The last reported sale price of our common units on NYSE Arca on February 12, 2008, was $24.75. As of that date, there were 1,014 holders of record.

Cash Distribution Policy

Our cash distribution policy reflects a basic judgment that our unitholders will be better served by distributing our cash available after expenses and reserves rather than retaining it. Because we are not subject to an entity-level federal income tax, we have more cash to distribute to unitholders than would be the case were we subject to such tax. Our cash distribution policy is consistent with the terms of the Partnership Agreement, which requires that we distribute all of our available cash quarterly.

Our ability to make quarterly distributions to our unitholders is subject to certain restrictions, including restrictions under our revolving credit facility and the Delaware Revised Uniform Limited Partnership Act. The agreement governing our revolving credit facility requires us to maintain a minimum ratio of Consolidated EBITDA (as defined in our credit agreement) to Net Interest Expense and a maximum ratio of Consolidated

Total Funded Debt (as defined in our credit agreement) to Consolidated EBITDA. In addition, the occurrence of a payment or other default under any of our indebtedness involving in excess of $5.0 million that results in, or could result in, acceleration of any of such indebtedness will constitute an event of default under our credit agreement that would prohibit us from making distributions. The calculation of the financial ratios specified by our revolving credit facility does not include the amounts payable to Quicksilver or the related interest expense thereon. Furthermore, under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution if doing so would cause our liabilities to exceed the fair value of our assets.

Use of Proceeds

The effective date of our registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-140599) relating to our IPO of common units representing limited partner interests was August 6, 2007. A total of 5,750,000 common units were registered and sold, including 750,000 common units sold pursuant to the underwriters’ option to purchase additional common units.

The sale of 5,000,000 common units was completed on August 10, 2007 and the sale of 750,000 units was completed on September 7, 2007. The aggregate offering price for the common units registered and sold was $120.8 million. Through December 31, 2007, the aggregate underwriting discounts were $7.9 million and we incurred $0.6 million of structuring fees and approximately $3.2 million of other expenses in connection with the IPO, for total expenses of approximately $11.7 million.

The proceeds from the IPO, net of total expenses, were approximately $109.1 million. From August 10, 2007 to December 31, 2007, we used net proceeds of the IPO, together with cash on hand of $25.1 million, to: (i) distribute $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and $7.7 million in cash to the two private investors as a return of investment capital contributed and reimbursement for capital expenditures advanced, and (ii) pay $4.3 million of expenses associated with the IPO, the credit agreement and certain formation transactions related to the IPO, and (iii) for general partnership purposes.

None of the underwriting discounts or other expenses incurred in connection with the IPO, including the exercise of the underwriters’ option, were paid, directly or indirectly, to our directors, officers, general partners or their associates, to persons owning 10% or more of any class of our equity securities or to our affiliates.

UBS Securities LLC and Goldman, Sachs & Co. acted as representatives of the underwriters and as joint book-running managers of the IPO. A.G. Edwards & Sons, Inc., J.P. Morgan Securities Inc. and Fortis Securities LLC acted as co-managers.

Performance Graph

The following performance graph compares the cumulative total unitholder return on KGS common units with the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and the Alerian MLP Index for the period from August 7, 2007 to December 31, 2007, assuming an initial investment of $100 and the reinvestment of all dividends.

Comparison of Cumulative Total Return

Equity Plan

Awards of phantom units have been granted under our 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in Cash		Payable in Units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value

Number of unvested units
Outstanding — January 1, 2007	—	$—	—	$—
Vested	—	—	—	—
Issued	84,961	21.36	9,833	21.36
Cancelled	—	—	—	—

Unvested Phantom Units -
December 31, 2007	84,961	$21.36	9,833	$21.36

Item 6.	Selected Financial Data

The information in this section should be read in conjunction with Items 7 and 8 of this annual report. The following table includes selected financial data for the years ended December 31, 2007, 2006, 2005 and for the period from January 21, 2004 (date of inception) to December 31, 2004.

Selected Financial Data

				Period from
				January 21,
				2004 to
	Year Ended December 31,			December 31,
	2007	2006	2005	2004
	(In thousands, except per unit and volume data)

Operating Results Data:
Total revenues	$35,941	$13,918	$4,868	$36
Total operating expenses	22,961	11,375	3,315	33
Operating income	12,980	2,543	1,553	3
Income before income taxes	8,569	2,556	1,553	3
Net income	8,256	2,421	1,553	3
Earnings per unit (for the period from August 10, 2007 to December 31, 2007)	$0.20
Distributions per unit(1)	$0.4675
Net cash provided by (used in):
Operating activities	$14,949	$6,445	$2,304	$29
Investing activities	(73,797)	(78,360)	(43,707)	(6,020)
Financing activities	$57,176	$74,712	$41,403	$5,991
Volumes gathered (MMcf)	34,995	14,263	3,561	103
Volumes processed (MMcf)	30,802	13,496	3,561	103
Adjusted gross margin(2)	$21,050	$5,506	$2,167	$11
EBITDA(3)	$21,286	$5,519	$2,167	$11
Financial Condition Information:
Property, plant and equipment, net	$273,948	$130,791	$53,783	$6,603
Total assets	278,410	134,623	53,783	6,603
Long-term debt	5,000	—	—	—
Net equity	$110,200	$118,652	$48,949	$5,993

(1)	Includes a $0.30 distribution for the fourth quarter of 2007 on all common units to holders of record as of the close of business on January 31, 2008.

(2)	Defined as total revenues less operations and maintenance expense and general and administrative expense. Adjusted gross margin of $11,000 for the period from January 21, 2004 to December 31, 2004 was determined based on total revenues of $36,000 less operations and maintenance expense of $14,000 and general and administrative expense of $12,000. For additional information regarding adjusted gross margin, including a reconciliation of adjusted gross margin to net income as determined in accordance with GAAP, see Item 7 which is incorporated by reference. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Defined as net income plus income tax provision, interest expense, and depreciation and amortization expense. EBITDA of $11,000 for the period from January 21, 2004 to December 31, 2004 was determined based on net income of $3,000 plus depreciation and accretion expense of $8,000. For additional information regarding EBITDA, including a reconciliation of EBITDA to Net Income as determined in accordance with GAAP, see Item 7 which is incorporated by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our historical consolidated financial condition and results of operations that is intended to help the reader understand our business, results of operations and financial condition. It should be read in conjunction with other sections of this Annual Report, including our historical consolidated financial statements and accompanying notes thereto included in Item 8 of this annual report.

This MD&A includes the following sections:

•	Overview

•	Application of Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward-Looking Information

OVERVIEW

We are a growth-oriented Delaware limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, as well as other natural gas producers in this area. During 2007, approximately 89% of our total natural gas gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.

The results of our operations are dependent primarily on the volumes of natural gas that we gather and process. We gather and process natural gas pursuant to arrangements generally categorized as “fee-based” contracts. Under these arrangements, we are entitled to receive fixed fees for performing the gathering and processing services. We do not take title to the natural gas and associated natural gas liquids, or NGLs, that we gather and process and are therefore able to avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in a decline in volumes produced by our customers and a resulting decrease in our revenues. These fee-based contracts provide stable cash flows, but no upside in higher commodity price environments. These arrangements accounted for 100% of our natural gas volumes gathered and processed during 2007.

Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and our ability to generate cash. We review these measurements on a monthly basis for consistency and trend analysis. These performance measures are outlined below.

Volume — We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by:

•	the level of successful drilling and production activity in areas where we operate,

•	our ability to compete with other midstream companies for volumes from successful new wells, and

•	our pursuit of new opportunities where a limited number of midstream companies conduct business.

We routinely monitor producer activity in the areas we serve to identify new supply opportunities.

Adjusted Gross Margin — Adjusted gross margin information is presented as a supplemental disclosure because it is a primary performance measure used by management to evaluate the relationship between our gathering and processing revenues and our cost of operating our facilities and our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner. See the calculation of adjusted gross margin and its reconciliation to net income in “Results of Operations” below.

Operating Expenses — Operating expenses are a separate measure that we use to evaluate performance of field operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period.

EBITDA — We believe that EBITDA is a widely accepted financial indicator of a company’s ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is not a measure calculated in accordance with GAAP as it does not include, among other things, deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. EBITDA should not be considered as an alternative to net income, or any other measure of financial performance presented in accordance with GAAP. EBITDA calculations may vary among entities, so our computation of EBITDA may not be comparable to EBITDA or similar measures of other entities. In evaluating EBITDA, we believe that investors should consider, among other things, the amount by which EBITDA exceeds interest costs, how EBITDA compares to principal payments on debt and how EBITDA compares to capital expenditures for each period. See the calculation of EBITDA and its reconciliation to net income in “Results of Operations.”

EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance as compared to those of other companies in the midstream energy industry without regard to financing methods, capital structure or historical cost basis; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

The following table illustrates our performance for the three year period ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005

Volumes gathered (MMcf)	34,995	14,263	3,561
Volumes processed (MMcf)	30,802	13,496	3,561
Adjusted gross margin(1)	$21,050	$5,506	$2,167
Operations and maintenance expense	$11,512	$7,475	$2,372
EBITDA(1)	$21,286	$5,519	$2,167

(1)	See the reconciliation of these amounts to net income in “Results of Operations.”

Items Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable, either from period to period or going forward, for the reasons described below:

•	Quicksilver’s Barnett Shale operations began in 2004 and have grown significantly;

•	our facilities and operations have been in a startup phase, resulting in expenses that we do not expect to recur;

•	expenses are largely independent of gathering and processing volumes and are more directly related to the capacity of our facilities and operations; and

•	revenues are highly dependent on Quicksilver’s ability to find reserves and to connect producing wells to our system.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management discusses with our audit committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. We believe our accounting policies are appropriately selected and applied.

Use of Estimates

Accounting principles generally accepted in the U.S. require management to make estimates and judgments that affect the amounts reported in the financial statements and notes. These estimates and judgments are based on information available at the time such estimates and judgments are made. For the periods covered by the consolidated financial statements included in this report, these estimates and judgments affected, among other amounts, depreciation expense, the repurchase obligations to parent, asset retirement obligations and equity-based compensation.

Depreciation Expense and Cost Capitalization Policies

Our assets consist primarily of natural gas gathering pipelines, processing plants, and transmission pipelines. We capitalize all construction-related direct labor and material costs plus the interest cost associated with financing the new facilities. These aggregate costs are then expensed via the straight-line method over the estimated useful life of the constructed asset through the recognition of depreciation expense. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and maintenance projects are expensed as incurred.

The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which would impact future depreciation expense.

Repurchase Obligations to Parent

We have an option to repurchase Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. Additionally, we have an obligation to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after the completion of construction of the assets and the assets have commenced commercial service. We have significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intend to purchase those assets from Quicksilver. Accordingly, the original cost of these assets has been included in our property, plant and equipment and repurchase obligations to parent. Similarly, our results of operations include the revenues and expenses for these operations. See additional discussion in “Repurchase Obligations to Parent,” included in Note 2 to our consolidated financial statements included in Item 8 of this annual report.

Asset Retirement Obligations

In certain instances, we have obligations to remove equipment and restore land at the end of our right-of-way period or at the cessation of our processing activities. We record the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense on a straight-line basis over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for both the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

Equity-Based Compensation

Prior to 2007, we issued no equity-based compensation awards. During 2007, we issued phantom units to certain independent directors, executive officers and employees of Quicksilver who provide services to us. In accounting for these awards, we assumed none of granted awards would be forfeited which impacts the amount of expense recognized for such awards.

RESULTS OF OPERATIONS

The following table summarizes our combined results of operations for each of the three years in the period ended December 31, 2007:

	(In thousands except volume data)
	Year Ended December 31,
	2007	2006	2005

Total revenues	$35,941	$13,918	$4,868
Operations and maintenance expense	11,512	7,475	2,372
General and administrative expense	3,379	937	329

Adjusted gross margin	21,050	5,506	2,167
Other income	236	13	—

EBITDA	21,286	5,519	2,167
Depreciation and amortization expense	8,070	2,963	614
Operating Income	$12,980	$2,543	$1,553
Volume Data:
Volumes gathered (MMcf)	34,995	14,263	3,561
Volumes processed (MMcf)	30,802	13,496	3,561

2007 Compared with 2006

Revenues — Revenues increased $22.0 million, or 158%, to $35.9 million for 2007. This increase was due to a 128% increase in Quicksilver and unaffiliated volumes in the Fort Worth Basin that we gathered and processed as the exploration and development efforts in the region advanced. Our revenue per Mcf increased as a result of rate increases implemented during mid-year 2006 and a slightly higher weighting toward gathering, which has a higher margin than processing.

Operations and Maintenance Expense — Operations and maintenance expense increased $4.0 million, or 54%, to $11.5 million for 2007. The increase in operations and maintenance expense is mainly due to the additional operating costs related to the natural gas processing facility placed in service in March 2007 and the continued expansion of our natural gas gathering system. On a per Mcf basis, our operations and maintenance expense decreased 37% as we better utilized the fixed portion of our cost structure with higher throughput. Operations and maintenance expense will likely increase in the future based primarily on facility expansion, although we aspire to contain our operations and maintenance costs.

General and Administrative Expense — General and administrative expense increased $2.4 million, or 260%, to $3.4 million for 2007. This increase was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth.

Adjusted Gross Margin — Adjusted gross margin increased $15.5 million, or more than 280%, to $21.1 million for 2007, primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 40% to 59%, primarily due to the increase in revenues; the increase was partially offset by higher operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $5.1 million, or more than 170%, to $8.1 million for 2007, primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures subsequent to December 31, 2006 made to expand our gathering system, including the impact of assets subject to repurchase from Quicksilver.

Interest Expense — Interest expense of $4.6 million for 2007 was comprised of $2.6 million related to the repurchase obligations to Quicksilver, $1.7 million related to the subordinated note payable to Quicksilver and $0.3 million related to our borrowings under our Credit Agreement.

Income Tax Provision — Income tax expense of $0.3 million for 2007 relates to the State of Texas margin tax which is generally calculated based on revenues for federal income tax purposes less the cost of the services sold for federal income tax purposes multiplied by the applicable rate. The State of Texas margin tax was not effective in prior years.

Operating Income — Operating income increased $10.4 million, or more than 410%, to $13.0 million for 2007, primarily as a result of the increase in revenues described above. This increase was partially offset by operations and maintenance expense associated with our current scale of operations, higher general and administrative costs and higher depreciation and amortization expense associated with the continued expansion of our gathering and processing system.

2006 Compared with 2005

Revenues — Revenues increased $9.0 million, or more than 180%, to $13.9 million in 2006. This increase was primarily due to the 301% increase in the volumes that we gathered and processed. On a per Mcf basis, our revenues decreased 28% as a result of higher revenues from a percent of proceeds contract during the first nine months of 2005.

Operations and Maintenance Expense — Operations and maintenance expense increased $5.1 million, or 215%, to $7.5 million in 2006. This increase was primarily the result of the expansion of our scale of operations during 2006. On a per Mcf basis, our costs decreased 22% from 2005 levels. This reflects the improved coverage of the fixed portion of our operating cost structure with the additional volumes gathered and processed.

General and Administrative Expense — General and administrative expense increased $0.6 million or 185%, to $0.9 million in 2006. This increase was primarily the result of the expansion of our operations and the resulting increase in personnel and related expenses to support that growth. On a per Mcf basis, our costs decreased 22% as our volumes gathered and processed increased at a greater rate than the growth in our administrative infrastructure.

Adjusted Gross Margin — Adjusted gross margin increased $3.3 million, or 154%, to $5.5 million in 2006, primarily as a result of the increase in revenues generated by the increase in Quicksilver’s and others’ production in the Fort Worth Basin. As a percentage of revenues, adjusted gross margin decreased from 45% to 40% primarily due to the effect of decreased revenue per mcf previously discussed.

Depreciation and Amortization Expense — Depreciation and amortization increased $2.3 million, or more than 300%, to $3.0 million in 2006, primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures programs during 2006 made to expand our gathering system.

Operating Income — Operating income increased $1.0 million, or more than 60%, to $2.5 million for 2007, primarily as a result of the increase in revenues described above. This increase was partially offset by operations and maintenance expense associated with our current scale of operations, higher general and administrative expense and higher depreciation and amortization expense associated with the continued expansion of our gathering and processing system.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our IPO, we sourced our needs with cash generated from operations and cash infusions by our owners. Our sources of liquidity now include or may include in the future:

•	cash generated from operations;

•	borrowings under our revolving credit facility;

•	future debt offerings; and

•	issuances of additional partnership units.

We believe that the cash generated from these sources will be sufficient to meet our minimum quarterly cash distributions and our requirements for short-term working capital and capital expenditures for the next twelve months.

Cash Flows

Since the inception of operations in 2004, our cash flows have been significantly influenced by Quicksilver’s production in the Fort Worth Basin. Quicksilver’s average natural gas production from the Fort Worth Basin has grown from 0.5 MMcfed in 2004 to 130 MMcfed as of December 31, 2007. As Quicksilver and other producers have developed in the Quicksilver Counties, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.

Working Capital (Deficit) — Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital deficit was ($23.9) million at December 31, 2007 and ($4.9) million at December 31, 2006. However, excluding liabilities associated with accrued capital expenditures, our working capital was ($0.3) million and $1.7 million at these two dates, respectively.

The net decrease in working capital of $2.0 million from December 31, 2006 to December 31, 2007 resulted primarily from an increase in accounts payable and other accrued expenses and the current portion of the subordinated note payable to Quicksilver. The decrease was partially offset by an increase in accounts receivable and other current assets.

2007 Cash Flows Compared to 2006

Cash Flows from Operations — Cash flows from operations were $14.9 million for 2007, an increase of $8.5 million, or 132%, from 2006. The increase in operating cash flows resulted primarily from increased revenues and profitability associated with higher gathering and processing volumes associated with the increased number of Quicksilver wells connected to our system.

Cash Flows from Investing Activities — Cash flows used in investing activities were $73.8 million for 2007, a decrease of $4.6 million or 6% from 2006. This decrease resulted from the lower capital expenditures used to expand our gathering system and processing capabilities as 2006 was significantly impacted by the construction of our Cowtown Plant.

Cash Flows from Financing Activities — Cash flows provided by financing activities were $57.2 million for 2007, a decrease of $17.5 million, or approximately 23%, from 2006. Cash flows provided by financing activities during 2007 were significantly impacted by the IPO and IPO-related transactions, many of which we do not expect to recur, whereas 2006 consisted of contributions to us by Quicksilver and by two private investors.

2006 Cash Flows Compared to 2005

Cash Flows from Operations — Cash flows from operations were $6.4 million for 2006, an increase of $4.1 million or 180% from 2005. Higher revenues which created higher net income and caused this increase.

Cash Flows from Investing Activities — Cash flows from investing activities was an outflow of $78.4 million in 2006, an increase of $34.7 million, or 79%, compared with 2005. This increase resulted from the expansion of our facilities, particularly the Cowtown Plant placed into service in 2006.

Cash Flows from Financing Activities — Cash flows from financing activities was an inflow of $74.7 million in 2006, an increase of $33.3 million, or 80%, compared with 2005. This increase resulted from additional funding provided by the owners to fund the capital program in 2006 discussed above.

Capital Expenditures

The midstream energy business is capital intensive, requiring significant investment for the acquisition or development of new facilities, particularly in emerging production areas such as the Fort Worth Basin.

Since our inception in 2004, we have made substantial capital expenditures. We anticipate that we will continue to make substantial capital expenditures to develop our gathering and processing network as Quicksilver continues to expand its production efforts in the Fort Worth Basin. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives.

We have budgeted approximately $80 million in capital expenditures for the year ending December 31, 2008, of which $1.9 million is classified as maintenance capital expenditures. The capital budget includes approximately $14 million for the construction of pipelines and gathering systems, approximately $17 million for compression and approximately $49 million associated with the construction of a third natural gas processing plant. The new plant, with a design capacity of approximately 125 MMcf per day, is expected to be operational in the first quarter of 2009 and will bring our total processing capacity to approximately 325 MMcfd.

Additionally, Quicksilver has the right to complete construction and to operate the new gathering system for the Lake Arlington Dry System and the Hill County Dry System, which we are obligated to purchase from Quicksilver at fair market value within two years after those assets are completed and commence commercial service. In advance of our purchase of those assets, Quicksilver has engaged us to operate those assets for a fee.

We have the option to purchase the Cowtown Pipeline Assets from Quicksilver at their construction cost within two years after those assets commence commercial service, a portion of which have already begun commercial operation. Quicksilver has engaged us to operate those assets for a fee.

We continually review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Since we will distribute most of our available cash to our unitholders, we will depend on borrowings under our revolving credit facility and the issuance of debt and equity securities to finance any future growth capital expenditures or acquisitions.

Revolving Credit Facility

We have entered into a $150 million senior secured revolving credit facility. Our obligations under the credit agreement are secured by first priority liens on substantially all of our assets, including a pledge of all of the equity interests of each of our subsidiaries. Our obligations under the credit agreement are also guaranteed by all of our subsidiaries and secured by first priority liens on substantially all of the assets of our subsidiaries. The credit agreement requires us to maintain, as measured on the last day of each quarter, a minimum ratio of our quarterly Consolidated EBITDA (as defined in our credit agreement) to Net Interest Expense and a maximum ratio of Consolidated Total Debt (as defined in our credit agreement) to Consolidated EBITDA as shown below:

	Minimum EBITDA to	Maximum Debt to
Quarters Ended	Interest	EBITDA

December 31, 2007	2.50 to 1	5.00 to 1
March 31, 2008	2.50 to 1	5.00 to 1
June 30, 2008	2.50 to 1	4.75 to 1
September 30, 2008	2.50 to 1	4.75 to 1
December 31, 2008 and thereafter	2.50 to 1	4.50 to 1

Our obligations to Quicksilver described further below, are excluded from indebtedness and interest expense for purposes of determining our compliance with the financial ratios described above.

Furthermore, the credit agreement contains various covenants that limit, among other things, our ability to:

•	incur further indebtedness;

•	grant liens;

•	make distributions; and

•	engage in transactions with affiliates.

Any replacement of our revolving credit facility or any other new indebtedness could have similar or greater restrictions. We were in compliance with all such covenants as of December 31, 2007.

Subordinated Note

In connection with the IPO, we issued a $50 million subordinated note payable to Quicksilver maturing on February 10, 2013. The note currently bears interest at a rate of LIBOR plus 2.25% per annum and is subject to the provisions described below:

•	accrued and unpaid interest on the note will be due and payable quarterly on the last business day of each calendar quarter beginning on March 31, 2008 and on the maturity date of the note, provided that such interest payments may be added to the outstanding principal amount at any time when the payment of interest is prohibited pursuant to the subordination provisions described below; and

•	the principal amount of the note will be due and payable:

•	in equal consecutive quarterly installments of $275,000 on the last business day of each calendar quarter, beginning on March 31, 2008; plus

•	a final payment of the then-remaining balance of the aggregate principal amount of the note on the maturity date; provided, however, that in the event of any extension of the maturity of our revolving credit facility, described above, the maturity date of the note shall be the date that is six months after such revolving credit facility’s maturity date.

Amounts due under the note will be subordinated in right of payment to all obligations under the revolving credit facility. We will not be allowed to make any payments (other than interest paid by adding such interest to the principal balance of the note or amounts paid using our equity interests or the proceeds of issuance of our equity interests) under the note if any of the following events exists as of the date of, or would result from, the proposed subordinated note payment:

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

Repurchase Obligations to Parent

On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System. The

assets sold were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007.

Cowtown Pipeline Assets Repurchase:  In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between us and Quicksilver, we have the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. The Cowtown Pipeline Assets comprised $22.9 million of the total sales price to Quicksilver. Quicksilver estimates that the total construction costs to complete these pipelines will be approximately $57.0 million, of which $39.0 million of costs had been incurred through December 31, 2007. A portion of the Cowtown Pipeline Assets have commenced commercial service as of December 31, 2007.

Lake Arlington Dry System and Hill County Dry System Repurchases:  In accordance with the Omnibus Agreement between us, our general partner and Quicksilver (the “Omnibus Agreement”), we are obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after the completion of construction of the assets and the assets have commenced commercial service. The Lake Arlington Dry System and the Hill County Dry System assets comprised $3.6 million and $3.0 million, respectively, of the total sale price to Quicksilver of $29.5 million. Quicksilver estimates that the total construction costs to complete the Lake Arlington Dry System and the Hill County Dry System will be approximately $55.5 million and $52.9 million, respectively, of which $23.8 and $16.8 million of costs had been incurred through December 31, 2007, respectively. The estimates of total construction costs are subject to change and are dependent on the amount of drilling activity in these areas. As of December 31, 2007, the construction of the Lake Arlington Dry System and the Hill County Dry System has not been completed, although a portion of the assets associated with each of these systems have commenced commercial service.

We have significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and we intend to exercise our purchase rights for the assets. Accordingly, the conveyance of assets has not been treated as a sale for accounting purposes, whereby the original cost of $29.5 million and subsequently incurred costs of $50.2 million have been included in both property, plant and equipment and repurchase obligations. Similarly, our results of operations include the revenues and expenses for these operations. Under our credit facility, the repurchase obligations and the imputed interest thereon are excluded from indebtedness and interest expense for purposes of covenant compliance. For the period from June 5, 2007 through December 31, 2007, we recognized $2.6 million of interest expense based on the outstanding repurchase obligations balance. The calculation of interest expense was based upon the effective interest rates on the $50.0 million subordinated note payable to parent during those periods.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2011	2012-2013	Thereafter
	(In millions)

Long-Term Debt(1)	$56.7	$1.1	$3.3	$7.2	$45.1
Contractual Obligations(2)	$65.6	$42.1	$23.5	$—	$—
Repurchase Obligations(3)	$82.3	$—	$—	$—	$—
Asset Retirement Obligations(4)	$2.8	$—	$—	$—	$2.8

Total Contractual Obligations	$207.4	$43.2	$26.8	$7.2	$47.9

(1)	As of December 31, 2007, we had $5.0 million outstanding under our revolving credit facility and a $51.7 million subordinated note payable to Parent. Based on our debt outstanding and interest rates in effect at December 31, 2007, we anticipate interest payments to be approximately $4.0 million in 2008.

We expect to increase borrowings under our revolving credit facility to fund much of our capital spending program throughout 2008. For each additional $10.0 million in borrowings, annual interest payments will increase by approximately $0.6 million. If the borrowing base under our revolving credit facility were to be fully utilized by year-end 2008 at interest rates in effect at December 31, 2007, we estimate that interest payments would increase by approximately $8.9 million. If interest rates on our December 31, 2007 variable debt balance of $56.7 million increase or decrease by one percentage point, our annual income will decrease or increase by $0.6 million. See Note 6 in “Item 8. Financial Statements and Supplementary Data” of this annual report for more information regarding Long-Term Debt.

(2)	These amounts include agreements for which we have signed contracts to construct natural gas processing and compression facilities in various locations, as well as an operating lease for equipment. See Note 8 in “Item 8. Financial Statements and Supplementary Data” of this annual report for more information regarding Commitments and Contingent Liabilities.

(3)	As described above under “Repurchase Obligations to Parent,” we are obligated to purchase certain pipeline assets from Quicksilver at their fair market value within two years of their commencement of commercial operation. The Repurchase Obligations to Parent balance of $82.3 million includes $39.0 million related to Cowtown Pipeline Assets that we have the option to purchase. We cannot presently predict the deadline for completing the purchase of these assets or the ultimate purchase price. We intend to exercise our purchase rights related to these assets. The estimated remaining total to complete the construction of the assets subject to the repurchase obligation is approximately $85.8 million. Based on our interest rates in effect at December 31, 2007, we anticipate interest payments to be approximately $5.9 million in 2008.

(4)	For more information regarding our Asset Retirement Obligations, see Note 7 to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements within the definition of Item 303(a) (4) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 2 to our consolidated financial statements, included in Item 8 of this annual report, which is incorporated herein by reference.

Recent Developments

On January 2, 2008, we granted a total of 8,514 phantom units to independent directors and a total of 93,468 phantom units to executive officers of our general partner and a total of 35,166 phantom units to employees of Quicksilver who provide services to us. Each phantom unit had a grant date fair value of $25.25, which will be recognized over the vesting period of three years.

On January 15, 2008, the Board of Directors of our general partner approved a distribution of $0.30 per unit. This distribution was paid on February 14, 2008 on all unit holders of record as of the close of business on January 31, 2008. This aggregate distribution of $7.3 million is attributable to the quarter ended December 31, 2007.

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

•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in Quicksilver and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken by unaffiliated operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted costs or expenditures;

•	the effects of existing and future laws and governmental regulations; and

•	the effects of future litigation.

All forward-looking statements contained in this annual report are expressly qualified in their entirety by the foregoing cautionary statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.

Credit Risk

Our primary risk is that we are dependent on Quicksilver for almost all of our supply of natural gas volumes and are consequently subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees. Quicksilver’s credit ratings are below investment grade, and we expect them to remain so for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy contract counterparty or with a more diversified group of customers. Unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees.

Interest Rate Risk

We do not presently enter into derivatives to mitigate the impact of changes in interest rates on our variable rate borrowings. Including the effects of our repurchase obligations, subordinated note payable and our senior credit facility borrowings, our interest expense associated with balances outstanding at December 31, 2007 would have increased or decreased by $0.5 million for each one percentage point increase or decrease in the interest rate.

Item 8.	Financial Statements and Supplementary Data

QUICKSILVER GAS SERVICES LP
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Quicksilver Gas Services LP
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Quicksilver Gas Services LP and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quicksilver Gas Services LP and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Fort Worth, Texas
February 27, 2008

QUICKSILVER GAS SERVICES LP
CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data

	December 31,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$1,125	$2,797
Trade accounts receivable	882	67
Accounts receivable from parent	800	—
Prepaid expenses and other current assets	690	147

Total current assets	3,497	3,011
Properties, plant and equipment, net	273,948	130,791
Other assets	965	821

	$278,410	$134,623

LIABILITIES, REDEEMABLE PARTNERS’ CAPITAL AND PARTNERS’ CAPITAL
Current liabilities
Current portion of note payable to parent	$1,100	$—
Accrued additions to property, plant and equipment	23,624	6,608
Accounts payable and other	2,700	1,294

Total current liabilities	27,424	7,902
Long-term debt	5,000	—
Note payable to parent	50,569	—
Repurchase obligations to parent	82,251	—
Asset retirement obligations	2,793	503
Deferred income tax liability	173	135
Commitments and contingent liabilities (Note 8)
Redeemable partners’ capital	—	7,431
Partners’ capital
Common unitholders (12,263,625 units issued and outstanding at December 31, 2007)	109,830	—
Subordinated unitholders (11,513,625 units issued and outstanding at December 31, 2007)	356	—
General partner	14	—
Net parent equity	—	118,652

Total partners’ capital	110,200	118,652

	$278,410	$134,623

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data

	Year Ended December 31,
	2007	2006	2005

Revenues
Gathering and transportation revenue — parent	$15,089	$6,460	$2,042
Gathering and transportation revenue	1,773	53	—
Gas processing revenue — parent	16,564	7,342	2,826
Gas processing revenue	1,990	63	—
Other revenue — parent	525	—	—

Total revenues	35,941	13,918	4,868

Expenses
Operations and maintenance — parent	11,512	7,475	2,372
General and administrative — parent	3,379	937	329
Depreciation and accretion	8,070	2,963	614

Total expenses	22,961	11,375	3,315

Operating income	12,980	2,543	1,553
Other income	236	13	—
Interest expense	4,647	—	—

Income before income taxes	8,569	2,556	1,553
Income tax provision	313	135	—

Net income	$8,256	$2,421	$1,553

Allocation of net income for the twelve month period ended December 31, 2007:
Net income attributable to the period from beginning of period to August 9, 2007	$3,444
Net income attributable to the period from August 10, 2007 to December 31, 2007	4,812

Net income	$8,256

General partner interest in net income for the period from August 10, 2007 to December 31, 2007	$93
Common and subordinated unitholders’ interest in net income for the period from August 10, 2007 to December 31, 2007	$4,719
Earnings per common and subordinated unit — basic	$0.20
Earnings per common and subordinated unit — diluted	$0.20
Weighted average number of common and subordinated units outstanding — basic	23,777
Weighted average number of common and subordinated units outstanding — diluted	23,787

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$8,256	$2,421	$1,553
Items included in net income not affecting cash
Depreciation	7,987	2,942	614
Accretion of asset retirement obligation	83	21	—
Deferred income taxes	38	135	—
Equity-based compensation	130	—	—
Amortization of debt issuance costs	88	—	—
Non-cash interest expense on repurchase obligations to parent	2,625	—	—
Non-cash interest expense on note payable to parent	1,669	—	—
Changes in assets and liabilities
Accounts receivable	(815)	(66)	—
Prepaid expenses and other current assets	(543)	(146)	—
Accounts receivable from parent	(5,975)	—	—
Accounts payable and other	1,406	1,138	137

Net cash provided by operating activities	14,949	6,445	2,304

Investing activities:
Additions to properties, plant and equipment	(73,797)	(77,539)	(43,707)
Long-term deposit	—	(821)	—

Net cash used in investing activities	(73,797)	(78,360)	(43,707)

Financing activities:
Proceeds from sale of assets to parent	29,508	—	—
Proceeds from revolving credit facility borrowings	5,000	—	—
Debt issuance costs paid	(1,041)	—	—
Net proceeds from issuance of equity units	112,298	—	—
Issuance costs of equity units paid	(2,933)	—	—
Distribution of offering proceeds to partners	(119,806)	—	—
Contributions by parent	38,045	67,421	41,403
Contributions by other partners	167	7,291	—
Distributions to unitholders	(4,062)	—	—

Net cash provided by financing activities	57,176	74,712	41,403

Net increase (decrease) in cash	(1,672)	2,797	—
Cash at beginning of period	2,797	—	—

Cash at end of period	$1,125	$2,797	$—

Non-cash transactions:
Changes in working capital related to the acquisition of property, plant and equipment	$(25,022)	$(1,959)	$(4,058)
Debt issuance costs paid by parent	(12)	—	—
Cost in connection with the initial public offering paid by parent	(275)	—	—
Issuance of subordinated note payable to parent	50,000	—	—
Repurchase obligations to parent — acquisition of property, plant and equipment by parent	$(50,118)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands

	Net	Redeemable	Partners’ Capital
	Parent	Partners’	Limited Partners		General
	Equity	Capital	Common	Subordinated	Partner	Total

Balance at January 1, 2005	$5,993	$—	$—	$—	$—	$5,993
Contributions	41,403	—	—	—	—	41,403
Net income	1,553	—	—	—	—	1,553

Balance at December 31, 2005	48,949	—	—	—	—	48,949
Contributions	71,930	7,291	—	—	—	79,221
Distributions	(4,508)	—	—	—	—	(4,508)
Net income	2,281	140	—	—	—	2,421

Balance at December 31, 2006	118,652	7,431	—	—	—	126,083
Net income attributable to the period from January 1, 2007 through August 9, 2007	3,119	326	—	—	—	3,445
Contributions	38,045	167	—	—	—	38,212
Initial public offering, net of offering and other costs	—	—	109,090	—	—	109,090
Distribution of initial public offering proceeds	(112,112)	(7,694)	—	—	—	(119,806)
Distribution of subordinated note payable to parent	(50,000)	—	—	—	—	(50,000)
Reclass parent’s equity balance to receivable from parent	2,296	—	—	—	—	2,296
Reclass redeemable partners’ capital	—	(230)	230	—	—	—
Distributions paid to partners	—	—	(2,054)	(1,929)	(79)	(4,062)
Equity-based compensation	—	—	130	—	—	130
Net income attributable to the period from August 10, 2007 through December 31, 2007	—	—	2,434	2,285	93	4,812

Balance at December 31, 2007	$—	$—	$109,830	$356	$14	$110,200

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization — Quicksilver Gas Services LP (the “Partnership” or “KGS”) is a Delaware limited partnership formed in January 2007 for the purpose of completing a public offering of common units and concurrently acquiring the assets of Quicksilver Gas Services Predecessor (“KGS Predecessor”). KGS’ general partner is Quicksilver Gas Services GP LLC (the “general partner”), a Delaware limited liability company.

KGS Predecessor, since its inception in 2004, was comprised of entities under the common control of Quicksilver Resources Inc. (“Quicksilver” or the “Parent”). The entities under common control, after having been formed by Quicksilver and giving effect to multiple contemporaneous transactions, were Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P.

The effective date of KGS’ registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-140599) relating to KGS’ IPO of common units representing limited partner interests was August 6, 2007. A total of 5,750,000 common units were registered and sold, including 750,000 common units sold pursuant to the Underwriters’ option to purchase additional common units.

The sale of 5,000,000 common units was completed on August 10, 2007 and the sale of an additional 750,000 units was completed on September 7, 2007. The aggregate offering price for the common units registered and sold was $120.8 million. Through December 31, 2007, the aggregate underwriting discounts were $7.9 million and KGS incurred $0.6 million of structuring fees and approximately $3.2 million of other expenses in connection with the IPO, for total expenses of approximately $11.7 million.

The proceeds from the IPO, net of total expenses, were approximately $109.1 million. From August 10, 2007 to December 31, 2007, KGS used net proceeds of the IPO, together with cash on hand of $25.1 million, to: (i) distribute $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and $7.7 million in cash to the two private investors as a return of investment capital contributed and reimbursement for capital expenditures advanced, and (ii) pay $4.3 million of expenses associated with the IPO, the credit agreement and certain formation transactions related to the IPO, and (iii) for general partnership purposes.

As of December 31, 2007 the ownership of KGS was as follows:

		Percentage
	Units	Ownership

Common Unitholders:
Public	6,566,873	27.1%
Quicksilver	5,696,752	23.5%
Subordinated Unitholders:
Quicksilver	11,513,625	47.5%
General Partner Interest:
Quicksilver	469,944	1.9%

Total	24,247,194	100.0%

The general partner is a wholly-owned subsidiary of the Parent. Neither KGS nor the general partner has any employees. Employees of the Parent have been seconded to the general partner pursuant to a services and secondment agreement. The seconded employees, including field operations personnel, general and administrative personnel and an operational vice president, operate or directly support KGS’ pipeline system and natural gas processing facilities.

Description of Business — KGS is engaged in the business of gathering and processing natural gas and natural gas liquids, also known as NGLs, produced in the Barnett Shale formation of the Fort Worth Basin

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

located in North Texas. KGS provides services under fee-based contracts, whereby we receive fixed fees for performing the gathering and processing services. We do not take title to the natural gas or associated natural gas liquids that we gather and process and thus avoid direct commodity price exposure.

KGS’ assets consist of a pipeline system in the Fort Worth Basin, referred to as the Cowtown Pipeline, and natural gas processing facilities in Hood County, Texas, referred to as the Cowtown Plant. The Cowtown Pipeline consists of natural gas gathering pipelines that gather natural gas produced by customers and deliver it to the Cowtown Plant. The Cowtown Plant consists of two natural gas processing units that extract, or process, the NGLs from the natural gas stream and, on behalf of KGS’ customers, makes their residue gas available to unaffiliated pipelines for transport downstream. From KGS’ pipeline segment, our customers’ NGLs are delivered by KGS to two interconnecting pipelines.

Since our inception in 2004, we have made substantial capital expenditures. We anticipate that we will continue to make substantial expansion capital expenditures as Quicksilver continues to expand its production efforts in the Fort Worth Basin.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying consolidated financial statements and related notes of KGS present the financial position, results of operations, cash flows and changes in partners’ capital of KGS’ Fort Worth Basin natural gas gathering and processing assets.

The financial statements include historical cost-basis accounts of the assets of KGS Predecessor, contributed to KGS by Quicksilver in connection with the IPO for the periods prior to the closing date of the IPO. Both KGS Predecessor and KGS are considered “entities under common control” as defined under accounting principles generally accepted in the U.S. and, as such, the transfer between entities of the assets and liabilities and operations has been recorded in a manner whereby the recorded assets and liabilities of KGS Predecessor are carried forward to the consolidated partnership at their historical amounts.

The consolidated financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the U.S. In the opinion of the management of the Partnerships’ general partner, all adjustments and elimination of intercompany balances necessary to present fairly the Partnerships’ results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature.

Use of Estimates — The preparation of the financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results can differ from those estimates.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash or cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Accounts receivable — Accounts receivable are due from Quicksilver and other independent natural gas producers. Each customer or counterparty of the Partnership is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Although the Partnership does not require collateral, appropriate credit ratings are required. Receivables are generally due in 30-60 days. At December 31, 2007 and 2006, the Partnership recorded no allowance for uncollectible accounts receivable.

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets or enhance their productivity or efficiency from their original design are capitalized and depreciated over the expected benefit or period of use.

Asset Retirement Obligations — KGS records the fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the asset retirement cost is allocated to expense using a straight-line method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the estimated cash flows.

Repurchase Obligations to Parent — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline (“Cowtown Pipeline Assets”), and two new pipeline systems in the Lake Arlington area of Tarrant County (the “Lake Arlington Dry System”) and Hill County (the “Hill County Dry System”). The assets sold were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007.

Cowtown Pipeline Assets Repurchase:  In accordance with the Gas Gathering and Processing Agreement between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. The Cowtown Pipeline Assets comprised $22.9 million of the total sale price to Quicksilver. Quicksilver estimates that the total construction costs to complete these pipelines will be approximately $57.0 million, of which $39.0 million of costs had been incurred through December 31, 2007. A portion of the Cowtown Pipeline Assets have commenced commercial service as of December 31, 2007.

Lake Arlington Dry System and Hill County Dry System Repurchases:  In accordance with the Omnibus Agreement between KGS, the general partner, and Quicksilver (the “Omnibus Agreement”), KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after the completion of construction of the assets and the assets have commenced commercial service. The Lake Arlington Dry System and the Hill County Dry System assets comprised $3.6 million and $3.0 million, respectively, of the total sale price to Quicksilver of $29.5 million. Quicksilver estimates that the total construction costs to complete the Lake Arlington Dry System and the Hill County Dry System will be approximately $55.5 million and $52.9 million, respectively, of which $23.8 and $16.8 million of costs had been incurred through December 31, 2007, respectively. The estimates of total construction costs are subject to change and are dependent on the amount of successful drilling activity in these areas. As of December 31, 2007, the construction of the Lake Arlington Dry System and the Hill County Dry Systems has not been completed, although a portion of the assets associated with each of these systems has commenced commercial service.

KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and KGS intends to exercise its purchase rights for the assets. Accordingly, the conveyance of assets has not been treated as a sale for accounting purposes, whereby the original cost of $29.5 million and subsequently incurred costs of $50.2 million have been included in both property, plant and equipment and repurchase obligations. Similarly, KGS’ results of operations include the revenues and expenses for these operations. Under KGS’ credit facility, the repurchase obligations and the

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

imputed interest thereon are excluded from indebtedness and interest expense for purposes of covenant compliance. For the period from June 5, 2007 through December 31, 2007, KGS recognized $2.6 million of interest expense associated with the repurchase obligations. The calculation of interest expense was based on the effective interest rates on the $50.0 million subordinated note payable to parent during those periods. See Note 6 for information related to the credit facility and the subordinated note payable to Parent.

Impairment of Long-Lived Assets — The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for the asset to its estimated fair value if such carrying amount exceeds the fair value. There were no indications of asset impairments at December 31, 2007.

Other Assets — Other assets as of December 31, 2007 consist of costs associated with debt issuance net of amortization. Debt issuance costs are capitalized when paid and amortized over the term of the associated debt. As of December 31, 2006 other assets consist of a deposit with a third party for the construction of a pipeline interconnect.

Environmental Liabilities — Liabilities for environmental obligations, including environmental remediation costs, are charged to expense when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Redeemable Partners’ Capital — KGS Predecessor accounted for partners’ capital subject to provisions for redemption outside of its control as mezzanine equity. Redeemable partners’ capital was recorded at fair value at the date of issue and was thereafter accreted to the redemption amount at each balance sheet date. Partners could redeem their redeemable capital at any time at fair value as defined in the redemption agreement. The resulting increases in the carrying amount of the redeemable partners’ capital were reflected through decreases in net parent equity. No accretion was recorded as the carrying amounts exceeded the redemption amounts for all periods presented. Redeemable Partners’ Capital was fully satisfied and eliminated pursuant to the IPO.

Revenue Recognition — KGS’ primary service activities are the gathering and processing of natural gas. KGS recognizes all of its revenue, under contracts for which it receives a fixed fee based on the volume of natural gas gathered and processed. KGS recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an exchange arrangement exists;
•	delivery has occurred or services have been rendered;
•	the price is fixed or determinable; and
•	collectibility is reasonably assured.

Income Taxes — No provision for federal income taxes related to KGS’ results of operations is included in the consolidated financial statements as such income is taxable directly to the partners holding interests in the Partnership. The State of Texas enacted a margin tax in May 2006 that became effective in 2007. The method of calculation for this margin tax is similar to an income tax, requiring KGS to recognize currently the impact of this new tax on the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under the Texas margin tax, taxable entities that are part of an affiliated group engaged in a unitary business must file a combined group report. As a result, KGS will be included in a combined group report with Quicksilver and will be allocated its proportionate share of the tax liability. See Note 9 for information regarding income taxes.

Earnings per Limited Partner Unit — Earnings per unit presented on the statement of income for the year ended December 31, 2007 reflect only the earnings for the period since the closing of KGS’ IPO on

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 10, 2007. For convenience, July 31, 2007 has been used as the date of the change in ownership and results for January through July 2007 have been excluded from the calculation of earnings per unit.

Due to the incentive distribution rights associated with Quicksilver-owned limited partner units, KGS has a two-class equity structure. Under the two-class method, KGS calculates earnings per unit as if all of the earnings for the period were distributed under the terms of the Partnership Agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.

KGS’ overall net income or other financial results are not impacted; however, in periods in which aggregate net income exceeds KGS’ aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of KGS’ aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though KGS makes distributions on the basis of available cash and not earnings. In periods in which KGS’ aggregate net income does not exceed its aggregate distributions for such period, KGS’ calculation of earnings per limited partner unit are not impacted.

Segment Information — We operate in one reportable segment engaged in the gathering, transportation and processing of natural gas and NGLs and all of our operations are located within Texas.

Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable, long-term debt, the note payable to parent, and repurchase obligations to the parent approximate their carrying amounts.

Equity-Based Compensation — Subsequent to the IPO, awards of phantom units have been granted under KGS’ 2007 Equity Plan, as further discussed in Note 10. At time of issuance, KGS determines whether the phantom units will be settled in cash or KGS common units. For awards payable in cash, KGS amortizes the expense associated with the award over the vesting period; however, the fair value is reassessed at every balance sheet date, with the vested portion of awards being adjusted via expense to reflect revised fair value. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom unit award. Additionally, KGS’ results of operations include an allocation of stock-based compensation cost by the Parent, who has also adopted SFAS 123(R).

Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements, where the FASB concluded that fair value is the relevant measurement attribute. No new requirements are included in SFAS No. 157, but application of the Statement will change current practice. KGS adopted SFAS No. 157 on January 1, 2008, however its adoption had no material impact on KGS’ financial position, results of operations or cash flows.

In June 2006, FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. KGS Predecessor’s adoption of FIN 48 on January 1, 2007 had no impact on KGS’ financial position, results of operations or cash flows.

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. KGS adopted SFAS No. 159 on January 1, 2008, however its adoption had no material impact on KGS’ financial position, results of operations or cash flows.

On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. KGS adopted FSP No. 39-1 on January 1, 2008 employing retrospective representation for all periods, but its adoption had no material impact on KGS’ financial position, results of operations or cash flows.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 15 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. This Statement is effective for KGS beginning January 1, 2009; we do not anticipate that the adoption will have a material impact on the KGS’ financial position, results of operations or cash flows.

SFAS No. 141 (revised 2007), Business Combinations, “SFAS No. 141(R)” was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. SFAS No. 141(R) applies to all transactions and events in which one entity obtains control over one or more other businesses. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. The Statement will apply to any acquisition completed by us on or after January 1, 2009, with early application not allowed.

3.	NET INCOME PER COMMON AND SUBORDINATED UNIT

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

KGS computes basic earnings per unit by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. However, because the IPO was completed on August 10, 2007, the number of units issued in connection with the IPO is utilized for the 2007 period

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented. Diluted earnings per unit reflects the potential dilution of common equivalent unit that could occur as a result of phantom units vesting. The basic and diluted net income per common and subordinated unit are the same for the current period as distributable cash flow is greater than net income.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		December 31,
	Depreciable Life	2007	2006
		(In thousands)

Gathering and transportation systems	20 years	$106,478	$36,572
Processing plants	20-25 years	117,571	53,035
Construction in progress		32,682	31,612
Rights-of-way and easements	20 years	26,906	13,135
Land		952	—
Buildings	40 years	802	—
Field equipment	20 years	108	—

		285,498	134,354

Less: accumulated depreciation		(11,550)	(3,563)

Net property, plant and equipment		$273,948	$130,791

5.	ACCOUNTS PAYABLE AND OTHER

Accounts payable and other consists of the following:

	December 31,
	2007	2006
	(In thousands)

Accrued operating expenses	$882	$862
Accrued property taxes	895	228
State income taxes	276	—
Equity compensation payable	275	—
Interest payable	147	—
Other	225	204

	$2,700	$1,294

6.	LONG-TERM DEBT

Credit Agreement — On August 10, 2007, KGS entered into a five-year $150 million senior secured revolving credit facility (“Credit Agreement”), with options exercisable by KGS to extend the facility for up to two additional years and increase the facility up to $250 million, with the consent of the lenders. The Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by KGS’ subsidiaries and are secured by substantially all of the assets of KGS and its subsidiaries. KGS’ interest rate options under the facility include the London InterBank Offered Rate (“LIBOR”) and U.S. prime for revolving loans and a specified rate for swingline loans. Each interest rate option includes a margin which increases in specified increments in tandem with an increase in KGS’ leverage

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ratio. KGS must maintain certain financial ratios that can limit KGS’ borrowing capacity. The Credit Agreement contains certain restrictive covenants which, among other things, impose a maximum quarterly ratio of Consolidated Total Funded Debt to Consolidated EBITDA and a minimum ratio of Consolidated EBITDA to Consolidated Net Interest Expense (as defined in our Credit Agreement). For financial covenant purposes amounts due to Quicksilver are excluded. At December 31, 2007, KGS’ borrowing capacity was $82.7 million, as limited by the facility’s leverage ratio test, of which $5.0 million was outstanding. The Credit Agreement prohibits the declaration or payment of distributions by KGS if a default then exists or would result therefrom. The Credit Agreement also contains events of default that permit, among other things, the acceleration of the loans, the termination of the credit facility and foreclosure on collateral. KGS was in compliance with all such covenants as of December 31, 2007.

Subordinated Promissory Note to Parent — On August 10, 2007, KGS executed a subordinated promissory note (the “Subordinated Note”) payable to Quicksilver in the principal amount of $50.0 million.

The Subordinated Note accrues interest based upon LIBOR plus (i) the applicable margin for LIBOR revolving loans (as determined pursuant to the Credit Agreement) and (ii) 1.0% per annum. As the leverage ratio calculated in accordance with the Credit Agreement increases, the LIBOR margins increase in specified increments. Accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note. The aggregate unpaid principal amount of the Subordinated Note will be due and payable in equal quarterly installments of $275,000 on the last business day of each calendar quarter, beginning on March 31, 2008, with the final payment of the then-remaining balance of the aggregate principal amount of the Subordinated Note due on the Subordinated Note’s maturity date, February 10, 2013. However, if the maturity date of the Credit Agreement is extended pursuant to the extension options described above, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the Credit Agreement maturity date as so extended. All amounts payable pursuant to the Subordinated Note may, at the election of Quicksilver, be paid, in whole or in part, using equity interests of KGS or the proceeds from the contemporaneous sale of equity interest of KGS. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below), such events of default including, but not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods, and the occurrence of an event of default under the Credit Agreement.

Amounts due under the Subordinated Note are subordinated in right of payment to all obligations of KGS and its subsidiaries under the Credit Agreement and related loan documents.

The following table summarizes our long-term debt payments due by period:

	Payments Due by Period
Long-Term Debt	Total	2008	2009-2011	2012-2013	Thereafter
	(In millions)

Credit Agreement	$5.0	$—	$—	$5.0	$—
Subordinated Note to Parent	51.7	1.1	3.3	2.2	45.1

Total Long-Term Debt	$56.7	$1.1	$3.3	$7.2	$45.1

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated asset retirement obligation from January 1, 2006 through December 31, 2007.

	Year Ended December 31,
	2007	2006
	(In thousands)

Beginning asset retirement obligations	$503	$29
Additional liability incurred	2,207	453
Accretion expense	83	21

Ending asset retirement obligations	$2,793	$503

As of December 31, 2007, no assets are legally restricted for use in settling asset retirement obligations.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation — At December 31, 2007, KGS was not subject to any material lawsuits or other legal proceedings.

Casualties or Other Risks — The Parent maintains coverage in various insurance programs on KGS’ behalf, which provides it with property damage, business interruption and other coverages which are customary for the nature and scope of its operations.

Management believes that the Parent has adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, the Parent may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. KGS maintains its own directors’ and officers’ insurance policy separate from the policy maintained by the Parent.

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

Regulatory Compliance — In the ordinary course of business, KGS is subject to various laws and regulations. In the opinion of management, compliance with current laws and regulations will not have a material adverse effect on KGS’ financial condition or results of operations.

Environmental Compliance — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, KGS must comply with U.S. laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that,

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on currently known information, compliance with current laws and regulations will not have a material adverse effect on KGS’ consolidated financial condition or results of operations. At December 31, 2007, KGS had no liabilities recorded for environmental matters.

Commitments — KGS has agreements with various third parties providing for the construction of natural gas processing and compression facilities. Payments are due to the third parties upon completion of established milestones related to the construction of the facilities and equipment or upon the delivery of products or services. During 2007, $9.0 million has been paid to the third parties related to these agreements.

KGS entered into an agreement to construct an additional 125 MMcfd processing unit in the fourth quarter of 2007. Additionally, KGS entered into a twelve month operating lease for gas compression equipment in September 2007. The following table summarizes KGS’ contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2011	2012-2013	Thereafter
	(In millions)

Construction commitments	$65.5	$42.0	$23.5	$—	$—
Equipment lease	0.1	0.1	—	—	—

Total Contractual Obligations	$65.6	$42.1	$23.5	$—	$—

9.	INCOME TAXES

In May 2006, the State of Texas enacted a margin tax that became effective in 2007. This margin tax requires KGS to pay a tax at a maximum effective rate of 0.7% of gross revenue apportioned to Texas. The margin to which the tax rate will be applied generally will be calculated as revenues for federal income tax purposes less the cost of the services sold for federal income tax purposes. The statute limits the amount of revenues subject to tax to 70%.

Under taxes based on income such as the Texas margin tax, deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

As the temporary differences relating to KGS property will affect the Texas margin tax, a deferred tax liability has been recorded in the amount of $0.2 million and $0.1 million as of December 31, 2007 and December 31, 2006, respectively. A current tax liability has been recorded in the amount of $0.3 million as of December 31, 2007 based on revenues subsequent to the effective date of margin tax. KGS derives all of its revenue from operations in Texas.

10.	EQUITY PLAN

Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. At the time of grant, KGS determines whether the granted units will be settled in cash or settled in KGS units. For awards payable in cash, KGS amortizes the expense associated with the award over the vesting period. However the fair value of the phantom unit grants is reassessed at every balance sheet date, with the vested portion of awards being adjusted to reflect revised fair value via compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom award. The following table summarizes information regarding the phantom unit activity:

	Payable in Cash		Payable in Units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value

Number of unvested units
Outstanding — January 1, 2007	—	$—	—	$—
Vested	—	—	—	—
Issued	84,961	21.36	9,833	21.36
Cancelled	—	—	—	—

Unvested Phantom Units — December 31, 2007	84,961	$21.36	9,833	$21.36

KGS recognized compensation expense of approximately $0.4 million during 2007. We have unearned compensation expense of $1.9 million at December 31, 2007 which will be recognized in expense over the next 2.6 years.

On January 2, 2008, in accordance with its annual compensation changes KGS granted a total of 8,514 phantom units to the independent directors and a total of 93,468 phantom units to the executive officers of KGS’ general partner and a total of 35,166 phantom units to employees of Quicksilver who provide services to KGS. Each phantom unit had a grant date fair value of $25.25, which will be recognized over the vesting period of three years. At the time of grant, the Board of Directors of our general partner determined that the granted units will be settled in KGS common units.

11.	TRANSACTIONS WITH RELATED PARTIES

Upon completion of, or in connection with, the IPO, KGS entered into a number of agreements with related parties. A description of those agreements follows:

Omnibus Agreement — On August 10, 2007, KGS entered into an omnibus agreement (the “Omnibus Agreement”) with its general partner and Quicksilver, which addresses, among other matters, the following:

•	restrictions on Quicksilver’s ability to engage in certain midstream business activities in eight specified counties in North Texas referred to as the “Quicksilver Counties”;

•	Quicksilver’s right to construct and operate pipeline assets in the Lake Arlington area of Tarrant County, Texas and in Hill County, Texas, and KGS’ obligations to purchase those assets from Quicksilver at their fair market value within two years after the completion of construction of the assets and the assets have commenced commercial service;

•	KGS’ obligation to reimburse Quicksilver for all general and administrative expenses incurred by Quicksilver on behalf of KGS, including salary and benefits of Quicksilver personnel, plus KGS’ public company expenses;

•	KGS’ obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to KGS’ assets; and

•	Quicksilver’s obligation to indemnify KGS for certain liabilities and KGS’ obligation to indemnify Quicksilver for certain liabilities.

Services and Secondment Agreement — On August 10, 2007, Quicksilver and KGS’ general partner entered into a services and secondment agreement (the “Secondment Agreement”) pursuant to which specified

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees of Quicksilver are seconded to the general partner to provide operating, routine maintenance and other services with respect to the gathering and processing assets owned and operated by KGS. Under the Secondment Agreement, the general partner will reimburse Quicksilver for the services provided by the seconded employees. The initial term of the Secondment Agreement is 10 years, but will extend for additional twelve month periods unless either party provides 180 days written notice to the other party.

Gas Gathering and Processing Agreement — On August 10, 2007, Quicksilver, Cowtown Gas Processing Partners LP (“Processing Partners”) and Cowtown Pipeline Partners LP (“Pipeline Partners”) together with Processing Partners (the “Cowtown Partnerships”) entered into the Fifth Amended and Restated Gas Gathering and Processing Agreement. In connection with the completion of the IPO, Processing Partners and Pipeline Partners became indirect wholly-owned subsidiaries of KGS. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for an initial term of 10 years, to dedicate and deliver for processing all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Quicksilver Counties or lands pooled therewith. The dedication does not oblige Quicksilver to develop the reserves subject to the Gas Gathering and Processing Agreement.

Under the Gas Gathering and Processing Agreement, KGS provides gathering and processing services, respectively, for a fixed fee. Quicksilver has agreed to initially pay $0.40 per MMBtu gathered by the Cowtown Pipeline and $0.50 per MMBtu processed by the Cowtown Plant, each subject to annual escalation tied to the consumer price index.

As discussed under “Repurchase Obligations to Parent” in Note 2, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after those assets commence commercial service.

If KGS determines that the gathering or processing of any natural gas from Quicksilver’s production becomes uneconomical, KGS will not be obligated to gather and process Quicksilver’s production so long as the uneconomical conditions exist. In the event that the Cowtown Partnerships are unable to provide either gathering or processing services, Quicksilver may use other gathering or processing providers. In the event that the Cowtown Partnerships are unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right, upon 30 days prior notice, to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.

The Gas Gathering and Processing Agreement is automatically renewed for one year periods unless the Cowtown Partnerships or Quicksilver provide written notice of termination on or before 90 days prior to the expiration of the primary term or the one year renewal period. In addition, if the Gas Gathering and Processing Agreement, or performance under this agreement, becomes subject to FERC jurisdiction, the agreement would terminate pursuant to its terms, unless the parties agree within 30 days of such termination to continue the agreement.

Contribution, Conveyance and Assumption Agreement — On August 10, 2007 KGS entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with its general partner, certain other affiliates of Quicksilver and the two private investors. The following transactions, among others, occurred just prior to the IPO pursuant to the Contribution Agreement:

•	the transfer of all of the interests in Pipeline Partners and Processing Partners to KGS and its subsidiaries;

•	the issuance of the incentive distribution rights to the general partner and the continuation of its 2.0% general partner interest in KGS;

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	KGS’ issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Holdings in exchange for the contributed interests; and

•	KGS’ issuance of 816,873 common units and the right to receive $7.7 million to the two private investors in exchange for the contributed interests.

Centralized cash management — Quicksilver provided certain cash management activities for the KGS Predecessor since the inception of the KGS Predecessor’s business in 2004, including the settlement of revenue and expense transactions with the Parent and payments made to or received from third parties by the Parent on behalf of KGS Predecessor. Prior to completion of the IPO on August 10, 2007 revenues settled with the Parent and other customers, net of expenses paid by the Parent on behalf of KGS Predecessor, are reflected as a reduction of net parent equity and as a reduction of net cash provided by financing activities. Subsequent to the IPO, revenues settled and expenses paid on behalf of KGS are settled in cash on a monthly basis utilizing KGS bank accounts. As of December 31, 2007 revenues settled with the Parent and other customers, net of expenses paid by the Parent on behalf of KGS, are reflected as a receivable from parent and as a reduction of net cash provided by operating activities.

Services to affiliates — KGS routinely conducts business with the Parent and its affiliates. The related transactions result primarily from fee-based arrangements for gathering and processing of natural gas. Fees were determined based on fees charged by third parties.

Allocation of costs — The individuals supporting KGS’ operations are employees of the Parent. KGS’ consolidated financial statements include costs allocated to KGS by the Parent for centralized general and administrative services performed by the Parent, as well as depreciation of assets utilized by the Parent’s centralized general and administrative functions. Costs allocated to KGS are based on identification of the Parent’s resources which directly benefit KGS and its estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable.

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in net parent equity during 2007 and 2006. Management believes these transactions are executed on terms comparable to those that would apply to transactions executed with third parties.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net parent equity
Beginning balance	$118,652	$48,949	$5,993
Net change in parent advances:
Contribution of property, plant and equipment	45,040	77,539	43,708
Distribution to parent	—	(4,506)	—
Settled revenue with parent	(11,760)	(13,802)	(4,868)
Payments received by parent for trade accounts receivable	(625)	(49)	—
Payments made to settle expenses by parent	4,378	6,665	2,284
Allocation of general and administrative overhead	850	667	279
Contribution of long-term deposit	—	821	—
Contribution of other current assets	162	87	—

Net change in parent advances	38,045	67,422	41,403

Parent share of net income	3,119	2,281	1,553
Distribution of initial public offering proceeds	(112,112)	—	—
Distribution of subordinated note payable to parent	(50,000)	—	—
Reclassify to receivable from parent	2,296	—	—

Ending balance	$—	$118,652	$48,949

General and administrative expense — parent
Allocation of general and administrative overhead	$1,978	$667	$279
Equity-based compensation expense	405	—	—
Insurance expense	232	—	—
Management fee	—	180	—
Audit, legal expense and other	764	90	50

Total general and administrative expense — parent	$3,379	$937	$329

12.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

General.  The KGS Partnership Agreement requires that KGS distribute, within 45 days after the end of each quarter, all of its Available Cash (discussed below) to unitholders of record on the applicable record date, as selected by the general partner.

Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter plus (i) additional cash on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made subsequent to the end of the quarter and (ii) all or any portion of available working capital borrowings on the date the general partner determines Available Cash, less the amount of cash reserves established by the general partner to:

•	provide for the proper conduct of KGS’ business;

•	comply with applicable law, any of KGS’ debt instruments or other agreements; or

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	provide funds for distributions to the unitholders and to the general partner for any one or more of the next four quarters.

Working capital borrowings are generally borrowings that are made under a credit facility or another arrangement, are used solely for working capital purposes or to pay distributions to unitholders and are intended to be repaid within 12 months. Available working capital borrowings are any amounts available to be borrowed as working capital borrowings on the date the general partner determines Available Cash.

For the quarter ended December 31, 2007, KGS declared a distribution of $0.30 per unit for holders of record on January 31, 2008. The aggregate distribution of approximately $7.3 million was paid on February 14, 2008 and recognized as a distribution upon payment.

General Partner Interest and Incentive Distribution Rights.  The general partner is entitled to its pro rata portion of all quarterly distributions that KGS makes. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to maintain its initial 2% interest. The general partner’s initial 2% interest will be reduced if KGS issues additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain a 2% ownership level. The incentive distribution rights held by the general partner entitle it to receive increasing percentages, up to a maximum of 48%, of distributions from operating surplus in excess of pre-defined distribution targets.

Subordinated Units.  All of the subordinated units, which represent limited partner interests, are held by Quicksilver. The Partnership Agreement provides that, during the subordination period, the common units have the right to receive distributions of Available Cash each quarter in an amount equal to $0.30 per common unit plus any arrearages in the payment of the quarterly distribution from prior quarters, before any distributions from operating surplus may be made to the subordinated unitholders. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to create, during the subordination period, a higher likelihood of distribution to the common unitholders. The subordination period will end, and the subordinated units will convert to an equal number of common units, when certain distribution requirements defined in the Partnership Agreement have been met. The subordination period generally will end if KGS has earned and paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive, non-overlapping four-quarter periods ending on or after June 30, 2010. Also, if KGS has earned and paid at least $0.45 per quarter (150% of the minimum quarterly distribution) on each outstanding common unit, subordinated unit and general partner unit for any four-quarter period, the subordination period will terminate automatically and all of the subordinated units will convert into an equal number of common units. The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not voted in favor of removal. When the subordination period ends, all remaining subordinated units will convert into common units, and the common units will no longer be entitled to arrearages.

Distributions of Available Cash from Operating Surplus during the Subordination Period.  Provided KGS does not issue additional classes of equity securities, KGS is required to make distributions for any quarter during the subordination period in the following manner:

•	first, (A) to the general partner in accordance with its percentage interest and (B) to the unitholders holding common units, pro rata, a percentage equal to 100% less the general partner’s percentage interest, until there has been distributed in respect of each common unit then outstanding an amount equal to the minimum quarterly distribution for such quarter;

•	second, (A) to the general partner in accordance with its percentage interest and (B) to the unitholders holding common units, pro rata, a percentage equal to 100% less the general partner’s percentage interest, until there has been distributed in respect of each common unit then outstanding an amount equal to the cumulative common unit arrearage existing with respect to such quarter;

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	third, (A) to the general partner in accordance with its percentage interest and (B) to the unitholders holding subordinated units, pro rata, a percentage equal to 100% less the general partner’s percentage interest, until there has been distributed in respect of each subordinated unit then outstanding an amount equal to the minimum quarterly distribution for such quarter;

•	fourth, to the general partner and all unitholders, in accordance with their respective percentage interests, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the first target distribution over the minimum quarterly distribution for such quarter;

•	fifth, (A) to the general partner in accordance with its percentage interest; (B) 13% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages applicable to subclauses (A) and (B) of this clause until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the second target distribution over the first target distribution for such quarter;

•	sixth, (A) to the general partner in accordance with its percentage interest, (B) 23% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages applicable to subclauses (A) and (B) of this clause, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the third target distribution over the second target distribution for such quarter; and

•	thereafter, (A) to the general partner in accordance with its percentage interest; (B) 48% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points.

Distributions of Available Cash from Operating Surplus after the Subordination Period.  Provided KGS does not issue additional classes of equity securities, KGS is required to make distributions for any quarter after the subordination period in the following manner:

•	first, 100% to the general partner and the unitholders in accordance with their respective percentage interests, until there has been distributed in respect of each unit then outstanding an amount equal to the minimum quarterly distribution for such quarter;

•	second, 100% to the general partner and the unitholders in accordance with their respective percentage interests, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the first target distribution over the minimum quarterly distribution for such quarter;

•	third, (A) to the general partner in accordance with its percentage interest; (B) 13% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the second target distribution over the first target distribution for such quarter;

•	fourth, (A) to the general partner in accordance with its percentage interest; (B) 23% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points, until there has been distributed in respect of each unit then outstanding an amount equal to the excess of the third target distribution over the second target distribution for such quarter; and

•	thereafter, (A) to the general partner in accordance with its percentage interest; (B) 48% to the holders of the incentive distribution rights, pro rata; and (C) to all unitholders, pro rata, a percentage equal to 100% less the sum of the percentages described in the first two bullet points.

QUICKSILVER GAS SERVICES LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SELECTED QUARTERLY DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit data)
	(Unaudited)

2007
Operating revenues	$5,372	$7,118	$10,282	$13,169
Operating income	864	2,380	3,805	5,931
Net income	835	2,135	2,099	3,187
Earnings per common and subordinated unit	N/A	N/A	$0.07	$0.13
Diluted earnings per common and subordinated unit	N/A	N/A	$0.07	$0.13
2006
Operating Revenues	$2,598	$3,320	$4,073	$3,927
Operating Income	912	292	143	1,196
Net Income	912	292	143	1,074

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

In anticipation of becoming subject to the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, we are initiating an evaluation and program of documentation, implementation and testing of internal control over financial reporting. This program will continue through 2008, culminating with our initial Section 404 certification and attestation at December 31, 2008.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm pursuant to a transition period established by the rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General

Our general partner, Quicksilver Gas Services GP LLC, manages our operations and activities. Unitholders are not entitled to elect our general partner or the directors of our general partner, or to participate, directly or indirectly, in our management or operation.

The directors and executive officers of Quicksilver Gas Services GP LLC oversee our operations. Quicksilver Gas Services GP LLC currently has seven directors, three of whom are independent under the independence standards established by NYSE Arca.

Directors and Executive Officers

The following information is provided with respect to the directors, executive officers (indicated by asterisk) and certain other officers of Quicksilver Gas Services GP LLC as of February 15, 2008.

Name	Age	Position with Quicksilver Gas Services GP LLC

Glenn Darden*	52	Chairman of the Board
Thomas F. Darden*	54	President and Chief Executive Officer and Director
P. Jeff Cook*	51	Executive Vice President — Chief Operating Officer and Director
Philip W. Cook*	46	Senior Vice President — Chief Financial Officer and Director
John C. Cirone*	58	Senior Vice President, General Counsel and Secretary
John C. Regan*	38	Vice President — Chief Accounting Officer
MarLu Hiller	45	Vice President — Treasurer
Clifford C. Rupnow	54	Vice President — Business Development
David L. Ishmael	52	Vice President — Engineering
Alvin Bledsoe	59	Director
Philip D. Gettig	62	Director
John W. Somerhalder II	52	Director

Although the limited liability agreement of our general partner provides for flexibility in the length of service of its directors, we anticipate that the sole member of our general partner will elect directors annually to serve until the earlier of their death, resignation, retirement, disqualification or removal. Officers serve at the discretion of the board of directors. The following biographies describe the business experience of the directors, executive officers and certain other officers of Quicksilver Gas Services GP LLC.

Glenn Darden was appointed to the position of Chairman of the Board and elected as a director of our general partner in March 2007. Mr. Darden has served on the Board of Directors of Quicksilver Resources Inc. (“Quicksilver”) since December 1997 and became the Chief Executive Officer of Quicksilver in December 1999. He served as Vice President of Quicksilver until he was elected President and Chief Operating Officer of Quicksilver in March 1999. Prior to that time, he served with Mercury Exploration Company (“Mercury”) for 18 years, the last five as Executive Vice President. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Company LP (subsequently merged with Devon Energy).

Thomas F. Darden was appointed to the position of President and Chief Executive Officer of our general partner in January 2007 and elected as a director of our general partner in July 2007. Mr. Darden has served on the Board of Directors of Quicksilver since December 1997 and became Chairman of the Board in March 1999. Prior to joining Quicksilver, Mr. Darden was employed by Mercury for 22 years in various executive level positions.

P. Jeff Cook was appointed to the position of Executive Vice President — Chief Operating Officer of our general partner in January 2007 and elected as a director of our general partner in July 2007. Mr. Cook became Executive Vice President — Operations of Quicksilver in January 2006, after serving as Senior Vice President — Operations since July 2000. From 1979 to 1981, he held the position of Operations Supervisor with Western Company of North America. In 1981, he became a District Production Superintendent for Mercury Production Company and became Vice President of Operations in 1991 and Executive Vice President in 1998 of Mercury Production Company before joining us.

Philip W. Cook was appointed to the position of Senior Vice President — Chief Financial Officer and elected as a director of our general partner in January 2007. Mr. Cook became Senior Vice President — Chief Financial Officer of Quicksilver in October 2005. From October 2004 until October 2005, Mr. Cook served as President and Chief Financial Officer of EcoProduct Solutions, a private chemical company. From August 2001 until September 2004, he served as Vice President and Chief Financial Officer of PPI Technology Services, an oilfield service company. From August 1993 to July 2001, he served in various capacities, including Vice President and Controller, Vice President and Chief Information Officer and Vice President of Audit, of Burlington Resources Inc. (subsequently merged with ConocoPhillips), an independent oil and gas company engaged in exploration, development, production and marketing.

John C. Cirone was appointed to the position of Senior Vice President, General Counsel and Secretary of our general partner in January 2007. Mr. Cirone was named the Senior Vice President, General Counsel and Secretary of Quicksilver in January 2006, after serving as Vice President, General Counsel and Secretary since July 2002. Mr. Cirone was employed by Union Pacific Resources (subsequently merged with Anadarko Petroleum Corporation) from 1978 to 2000. During that time, he served in various positions in the Law Department, and from 1997 to 2000 he was the Manager of Land and Negotiations. In 2000, he became Assistant General Counsel of Union Pacific Resources. After leaving Union Pacific Resources in August 2000, Mr. Cirone was engaged in the private practice of law prior to joining Quicksilver in July 2002.

John C. Regan was appointed to the position of Vice President — Chief Accounting Officer of our general partner effective as of September 2007. Mr. Regan became the Vice President, Controller and Chief Accounting Officer of Quicksilver in September 2007. He is a Certified Public Accountant with more than 15 years of combined public accounting, corporate finance and financial reporting experience. Mr. Regan joined Quicksilver from Flowserve Corporation where he held various management positions of increasing responsibility from 2002 to 2007, including Vice President of Finance for the Flow Control Division (January 2006 to September 2007), in which position he acted as principal financial executive of the division, Vice President of Compliance (June 2005 to December 2005), in which position he led various Sarbanes-Oxley Act compliance initiatives, and Director of Financial Reporting (October 2002 to May 2005), in which position he led various internal and external reporting initiatives. He was also a senior manager specializing in the energy industry in the audit practice of PricewaterhouseCoopers, where he was employed from 1994 to 2002.

MarLu Hiller was appointed to the position of Vice President — Treasurer of our general partner in January 2007. Ms. Hiller became Vice President — Treasurer of Quicksilver in January 2007. Since May 2000, she had served as Quicksilver’s Treasurer. She is a Certified Public Accountant with over 20 years of experience in public and oil and gas accounting. Prior to joining us in August of 1999 as Director of Financial Reporting and Planning, she was employed at Union Pacific Resources (subsequently merged with Anadarko Petroleum Corporation) serving in various capacities, including Manager of Accounting for Union Pacific Fuels, which was Union Pacific Resources’ marketing company.

Clifford C. Rupnow was appointed to the position of Vice President — Business Development of our general partner in January 2007. Mr. Rupnow was named Director — Midstream Business for Quicksilver in May 2006. From 2002 to 2005 Mr. Rupnow was Director of Market Services and System Planning for Williston Basin Interstate Pipeline. From 2000 to 2002 Mr. Rupnow was Vice President for Infrasource Engineering Inc. Prior to that Mr. Rupnow spent over 20 years in various positions with Great Lakes Gas Transmission Company.

David L. Ishmael was appointed to the position of Vice President — Engineering of our general partner in July 2007. From April 2006 to July 2007 Mr. Ishmael was Director, Business Development and Gas Supply for Targa Resources. From 1998 to 2006 Mr. Ishmael was the Area Manager for Dynegy Midstream Services. From 1980 to 1998 Mr. Ishmael served in various positions for Warren Petroleum.

Alvin Bledsoe was elected director of our general partner in July 2007. Prior to his retirement in 2005, Mr. Bledsoe served as a certified public accountant for 33 years at PricewaterhouseCoopers LLP. From 1978 to 2005, he was a senior client engagement and audit partner for large, publicly-held energy, utility, pipeline, transportation and manufacturing companies. From 1998 to 2000, Mr. Bledsoe served as Global Leader of PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, and from 1992 to 2005 as a Managing Partner and Regional Managing Partner. During his career, Mr. Bledsoe also served as a member of PwC’s governing body.

Philip D. Gettig was elected director of our general partner in July 2007. From February 2000 to December 2005, Mr. Gettig served as the Vice President, General Counsel and Secretary of Prism Gas Systems I, L.P., a natural gas gathering and processing company that was purchased by Martin Midstream Partners L.P., a publicly traded limited partnership, in November 2005. From 1981 to 1999, Mr. Gettig held various positions in the law department of Union Pacific Resources Company (UPR), a publicly traded exploration and production company with substantial natural gas gathering, processing and marketing operations. Positions held by Mr. Gettig included Managing Senior Counsel from 1996 to 1999. Mr. Gettig also served as General Counsel of Union Pacific Fuels, Inc., UPR’s wholly-owned gathering, processing and marketing affiliate, from 1996 to 1999. Since retiring from Prism in 2005, Mr. Gettig has provided consulting services and legal counsel to Prism and to various small business entities and individuals.

John W. Somerhalder II was elected director of our general partner in July 2007. Mr. Somerhalder has served as the President, Chief Executive Officer and a director of AGL Resources Inc., a publicly-traded energy services holding company whose principal business is the distribution of natural gas, since March 2006 and as Chairman of the Board of AGL Resources since November 2007. From 2000 to May 2005, Mr. Somerhalder served as the Executive Vice President of El Paso Corporation, a natural gas and related energy products provider and one of North America’s largest independent natural gas producers, where he continued service under a professional services agreement from May 2005 to March 2006. From 2001 to 2005, he served as the President of El Paso Pipeline Group. From 1996 to 1999, Mr. Somerhalder served as the President of Tennessee Gas Pipeline Company, an El Paso subsidiary company. From April 1996 to December 1996, Mr. Somerhalder served as the President of El Paso Energy Resources Company. From 1992 to 1996, he served as the Senior Vice President, Operations and Engineering, of El Paso Natural Gas Company. From 1990 to 1992, Mr. Somerhalder served as the Vice President, Engineering of El Paso Natural Gas Company. From 1977 to 1990, Mr. Somerhalder held various other positions at El Paso Corporation and its subsidiaries until being named an officer in 1990.

Family Relationships

Thomas F. Darden and Glenn Darden are brothers.

Committees of the Board of Directors

NYSE Arca does not require a listed limited partnership like us to have a compensation committee or a nominating and governance committee. Accordingly, each director of our general partner may participate in the consideration of compensation, nomination and governance matters.

Our general partner’s board of directors has established an audit committee. The audit committee consists of Messrs. Bledsoe, Gettig and Somerhalder. Our general partner’s board of directors has determined that each of the members of the audit committee meets the independence and experience standards established by NYSE Arca and the Exchange Act and that Mr. Bledsoe is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.

Our general partner’s board of directors has also established a conflicts committee. The conflicts committee consists of Messrs. Bledsoe, Gettig and Somerhalder and is charged with reviewing specific matters that our general partner’s board of directors believes may involve conflicts of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to have been approved by all of our unitholders, and not to involve a breach of any duties that may be owed to our unitholders.

Code of Business Conduct and Ethics

Our general partner’s board of directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, the principal executive officer, principal financial officer and principal accounting officer of our general partner. A copy of this Code of Business Conduct and Ethics appears in the Corporate Governance section of our website (http://www.kgslp.com/corporate/corporate — governance), and you may submit a written request to obtain a copy of this document free of charge by writing to our Investor Relations Department at 777 West Rosedale Street, Fort Worth, Texas 76104. We intend to post any amendments to or waivers of our Code of Business Conduct and Ethics with respect to the directors or executive officers of our general partner in the Corporate Governance section of our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers and directors of our general partner, and persons who own more than 10% of our common units, to file reports of ownership and changes in ownership with the SEC. The executive officers and directors of our general partner and owners of more than 10% of our common units are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us during, and with respect to, 2007 and written representations from the directors and executive officers of our general partner, we believe that during 2007 all directors and executive officers of our general partner and all owners of more than 10% of our common units were in compliance with all applicable Section 16(a) filing requirements, except that P. Jeff Cook filed one report, disclosing his initial beneficial ownership of common units, after the due date for such report.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

We do not directly employ any of the persons responsible for managing or operating our business. Instead, we are managed by our general partner, Quicksilver Gas Services GP LLC, the executive officers of which are also executive officers of Quicksilver and are compensated by Quicksilver in their capacities as such. The following table sets forth the name and title of the principal executive officer and principal financial officer of our general partner and the three persons other than the principal executive officer and principal financial officer that constitute the most highly compensated executive officers of our general partner (collectively, the “named executive officers”):

Name	Title

Glenn Darden	Chairman of the Board
Thomas F. Darden	President and Chief Executive Officer
P. Jeff Cook	Executive Vice President — Chief Operating Officer
Philip W. Cook	Senior Vice President — Chief Financial Officer
John C. Cirone	Senior Vice President — General Counsel and Secretary

On August 10, 2007, we entered into the Omnibus Agreement with Quicksilver and Quicksilver Gas Services GP LLC. Pursuant to the Omnibus Agreement, Quicksilver provides to us certain general and administrative services, and we are obligated to reimburse Quicksilver for any expenses we incur in conjunction with the performance of those services, including compensation and benefits provided by Quicksilver to the named executive officers.

Although we pay an allocated portion of Quicksilver’s direct costs of providing compensation and benefits to the named executive officers, we have no control over such costs. Quicksilver’s board of directors and compensation committee establish the base salary, bonus and other elements of compensation for its executive officers, and such determinations are not subject to approvals by our general partner’s board of directors or any of its committees.

In addition to compensation paid to the named executive officers by Quicksilver, the named executive officers are eligible to participate in our 2007 Equity Plan, which is administered by our general partner’s board of directors.

Compensation Objectives, Strategies and Elements for 2007

Pursuant to the Omnibus Agreement, we are allocated a portion of the direct costs associated with the compensation and benefits provided by Quicksilver to the named executive officers. Generally, this allocation is based on the amount of time that we believe the named executive officers devote to our business and affairs relative to the amount of time they devote to Quicksilver’s business and affairs. For 2007, Quicksilver allocated $0.2 million of these costs to us. In determining this amount, Quicksilver took into account the amount of time that it was estimated the named executive officers devoted to our business and affairs, the types and amounts of compensation and benefits provided by Quicksilver and the equity awards our general partner’s board of directors made to the named executive officers as described below.

In 2007, in connection with the initial public offering of our common units, our general partner’s board of directors determined that it would be desirable to grant equity-based awards to the named executive officers in order to encourage them to think and act like owners of the partnership, to provide them additional incentives to advance our interests and the interests of our unitholders, and to enhance their commitment to our success. Accordingly, our general partner’s board of directors awarded phantom units to the named executive officers under our 2007 Equity Plan effective immediately after the consummation of our IPO. The phantom unit awards vest one-third on each of the first three anniversaries of the grant date (or the named executive officer’s death or disability or a change-in-control) and are to be settled in cash as soon as practicable upon vesting. For the named executive officers other than the Chief Executive Officer, the amounts of awards were determined by our general partner’s board of directors based on recommendations of our Chief Executive Officer and his evaluation of the performance of each such executive. In addition, our general partner’s board of directors considered the appropriateness of the amounts awarded relative to the desired effect of the awards in motivating the named executive officers to achieve the goals of the partnership. Our general partner’s board of directors determined that phantom units to be settled in cash were the appropriate form of awards to be granted to simplify administration of partner capital accounts where vesting would occur other than near the end of the year.

Compensation Objectives, Strategies and Elements for 2008

Our general partner’s board of directors has reviewed and concurs with Quicksilver’s compensation philosophy and strategies with respect to Quicksilver’s executive officers. These strategies for 2008 include a long-term equity component. Generally, Quicksilver targets long-term incentive compensation, in the form of equity-based awards, at the 50th to 75th percentile for Quicksilver’s peer group.

In discussing the allocation to us of a portion of the cost of providing compensation and benefits to the named executive officers, the Chief Executive Officer and Chief Financial Officer of Quicksilver (who serve as the Chairman of the Board and the Chief Financial Officer, respectively, of our general partner) determined that, for 2008, it is appropriate for us to bear a portion of these costs in two forms. First, we will be allocated a percentage of costs for base salary and benefits provided by Quicksilver, generally based on the estimated percentage of their total time the named executive officers devote to us in 2008. The second component would be in the form of equity-based compensation, as to which we have provided 25% of the total long-term incentive equity awards payable to each individual. We agreed to pay 25% of the long-term incentive awards because, among other things, we do not bear any costs for the cash portion of the annual bonus paid to the named executive officers by Quicksilver. This arrangement with respect to long-term incentive equity awards was suggested by Hewitt Associates LLC (“Hewitt”), the compensation consultants employed by Quicksilver.

With Hewitt’s guidance, management proposed to Quicksilver’s compensation committee, in consultation with the committee’s compensation consultants, Longnecker & Associates (“Longnecker”), concurred, that the long-term incentive compensation provided to Quicksilver’s executive officers in the form of equity-based awards consist of three components in the following percentages (based on grant date values) for 2008: options to purchase Quicksilver common stock (37.5%); restricted shares of Quicksilver common stock (37.5%); and awards in the form of partnership equity (25%).

Our general partner’s board of directors agreed that 25% of the grant date value of the total long-term incentive equity awards provided to the named executive officers should consist of partnership equity. Our general partner’s board of directors also considered and was satisfied with the appropriateness of the dollar values proposed by Quicksilver’s management, which were later established by Quicksilver’s compensation committee for this purpose. In addition, our general partner’s board of directors believes it is appropriate to grant equity awards to encourage our named executive officers to think and act like owners of the partnership and to reduce the amount of cash we pay to Quicksilver for the services of the named executive officers. Accordingly, our general partner’s board of directors approved, effective January 2, 2008, the following grants of phantom units to the named executive officers under the 2007 Equity Plan:

Number of
Executive	Phantom Units

Glenn Darden	29,813
Thomas F. Darden	29,813
P. Jeff Cook	15,041
Philip W. Cook	11,818
John C. Cirone	6,983

The phantom units vest one-third on the first business day occurring on or after each of the first three anniversaries of the date of grant (or the named executive officer’s death or disability or a change-in-control)

and are to be settled in common units immediately upon vesting. Our general partner’s board of directors determined that phantom units settled in common units near the end of the year were the appropriate form of equity to grant to the executives to simplify administration of partner capital accounts.

Change-in-Control Arrangements

In the event of a change in control as described in the 2007 Equity Plan, all of a named executive officer’s equity awards that have been granted under the 2007 Equity Plan would immediately vest. The board of directors of our general partner believes that this change-in-control arrangement aligns the interests of the named executive officers with those of the holders of our units.

Summary Compensation Table

The following table sets forth certain information regarding the compensation provided by us to the chief executive officer, the chief financial officer and the three most highly-compensated executive officers other than the chief executive officer and the chief financial officer of our general partner. These five individuals are also referred to as named executive officers.

		Equity
Name and		Awards	Total
Principal Position	Year	($)(1)	($)

Glenn Darden	2007	$32,318	$32,318
Chairman of the Board

Thomas F. Darden	2007	32,318	32,318
President and Chief Executive Officer

P. Jeff Cook	2007	16,159	16,159
Executive Vice President Chief Operating Officer

Philip W. Cook	2007	16,159	16,159
Senior Vice President Chief Financial Officer

John C. Cirone	2007	12,297	12,297
Senior Vice President General Counsel and Secretary

(1)	This column reports the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2007, for the fair value of phantom units granted to the named executive officers in 2007 in accordance with FAS 123(R). Additional information regarding the calculation of these amounts is included in Notes 2 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Grants of Plan-Based Awards in 2007

The following table sets forth certain information regarding grants of awards under our 2007 Equity Plan made to the named executive officers in 2007. Each of these grants was made immediately after the closing of our initial public offering in August 2007 and consists of phantom units to be settled in cash upon vesting. The phantom units subject to these grants vest one-third on each of August 10, 2008, 2009 and 2010, and may vest earlier upon a change of control or upon a named executive officer’s termination by reason of disability or upon a named executive officer’s death.

			Grant Date
		Equity Awards	Fair Value of
		Number of Units	Awards
Name	Grant Date	(#)	($)(1)

Glenn Darden	8/10/2007	10,000	$213,600
Thomas F. Darden	8/10/2007	10,000	213,600
P. Jeff Cook	8/10/2007	5,000	106,800
Philip W. Cook	8/10/2007	5,000	106,800
John C. Cirone	8/10/2007	4,000	85,440

(1)	This column reports the dollar amounts to be recognized for financial statement reporting purposes with respect to the year ended December 31, 2007, for the fair value of phantom units granted to the named executive officers in 2007 in accordance with FAS 123(R). Additional information regarding the calculation of these amounts is included in Notes 2 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Outstanding Equity Awards at Year-End 2007

The following table sets forth information regarding the December 31, 2007, holdings of phantom unit awards by the named executive officers. Each of these grants was made immediately after the closing of our IPO in August 2007 and consists of phantom units to be settled in cash upon vesting. The phantom units subject to these grants vest one-third on each of August 10, 2008, 2009 and 2010, and may vest earlier upon a change of control or upon a named executive officer’s termination by reason of disability or upon a named executive officer’s death.

	Equity Awards
	Number of	Market Value of
	Units	Units
	that have	that have
	not Vested	not Vested
Name	(#)	($)(1)

Glenn Darden	10,000	$250,200
Thomas F. Darden	10,000	250,200
P. Jeff Cook	5,000	125,100
Philip W. Cook	5,000	125,100
John C. Cirone	4,000	100,080

(1)	The market value of unit awards is based on the closing market price of KGS common units on December 31, 2007, which was $25.02.

Potential Payments upon Termination or in Connection with a Change in Control Death, Disability or Change in Control Payments

In addition to amounts which may be paid to the named executive officers by Quicksilver, upon a change of control, upon a named executive officer’s termination by reason of disability or upon a named executive officer’s death, the nonvested equity awards granted under the 2007 Equity Plan will immediately become 100% vested. If the named executive officer terminates employment for any reason other than such change in control, disability or death, any nonvested phantom units will be forfeited immediately.

Potential Payments upon Termination or Change in Control Table

The following table sets forth the amount the named executive officers could receive from the immediate vesting of phantom units upon the occurrence of any of the events (described above). The payments set forth in the table are based on the assumption that the event occurred on December 31, 2007, the last business day of 2007. The amounts shown in the table do not include payments and benefits that could be received by such individual from Quicksilver.

	Equity Awards
	Number of	Market Value
	Units	or Units
	That Have	That Have
	Not Vested	Not Vested
Name	(#)	($)(1)

Glenn Darden	10,000	$250,200
Thomas F. Darden	10,000	250,200
P. Jeff Cook	5,000	125,100
Philip W. Cook	5,000	125,100
John C. Cirone	4,000	100,080

(1)	The market value of unit awards is based on the closing market price of KGS common units on December 31, 2007, which was $25.02.

Compensation of Directors

Directors of our general partner who are also employees of Quicksilver are not separately compensated for their services as directors. For 2007, each non-employee director of Quicksilver Gas Services GP LLC received a fee of $80,000 with $40,000 of the fee paid in phantom units and $40,000 of the fee paid in cash (subject to elections by non-employee directors to receive phantom units in lieu of some or all of the cash portion of the fee). Each of these phantom unit awards was granted under our 2007 Equity Plan on August 10, 2007, and settles in units upon vesting.

The following table sets forth certain information regarding the compensation of the non-employee directors of Quicksilver Gas Services GP LLC.

	Fees Earned or	Equity
	Paid in Cash	Awards		Total
Name	($)(1)	($)(2)		($)

Alvin Bledsoe	$—	53,343	(3)	$53,343
Philip D. Gettig	30,000	23,332	(4)	53,332
John W. Somerhalder II	—	53,332	(5)	53,332

(1)	This column reports the amount of compensation earned in 2007 and paid in cash for Board and committee service, excluding $40,000 that Mr. Bledsoe elected to receive in the form of phantom units, $10,000 that Mr. Gettig elected to receive in the form of phantom units, and $40,000 that Mr. Somerhalder elected to receive in the form of phantom units.

(2)	This column reports the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2007, for the fair value of phantom units granted in 2007 in accordance with FAS 123(R). Additional information regarding the calculation of these amounts is included in Notes 2 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

(3)	The grant date fair value calculated in accordance with FAS 123(R) of the 3,746 phantom units granted to Mr. Bledsoe in 2007, including those phantom units he acquired in lieu of $40,000 of his cash fees, was $80,015. As of December 31, 2007, Mr. Bledsoe held 3,746 phantom units.

(4)	The grant date fair value calculated in accordance with FAS 123(R) of the 2,341 phantom units granted to Mr. Gettig in 2007, including those phantom units he acquired in lieu of $10,000 of his cash fees, was $50,004. As of December 31, 2007, Mr. Gettig held 2,341 phantom units.

(5)	The grant date fair value calculated in accordance with FAS 123(R) of the 3,746 phantom units granted to Mr. Somerhalder in 2007, including those phantom units he acquired in lieu of $40,000 of his cash fees, was $80,015. As of December 31, 2007, Mr. Somerhalder held 3,746 phantom units.

Compensation Committee Interlocks and Insider Participations

Our general partner does not have a compensation committee. Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip Cook, each of whom is an executive officer of our general partner, participated in his capacity as a director, in the deliberations of the board of directors of our general partner concerning executive officer compensation. In addition, each of Messrs. Glenn Darden and Thomas Darden made recommendations on behalf of the management of our general partner to the board of directors of our general partner regarding executive officer compensation.

Messrs. Glenn Darden and Thomas Darden also serve as directors of Quicksilver, and Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip Cook serve as executive officers of Quicksilver.

Compensation Committee Report

As our general partner does not have a compensation committee, the board of directors makes compensation decisions. Our general partner’s board of directors reviewed and discussed the Compensation Discussion and Analysis with the management of our general partner. Based on this review and discussion, our general partner’s board of directors has directed that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the SEC.

Members of the Board of Directors of Quicksilver Gas Services GP LLC

Alvin Bledsoe	Thomas F. Darden
P. Jeff Cook	Philip D. Gettig
Philip Cook	John W. Somerhalder II
Glenn Darden

Item. 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Quicksilver Gas Services LP

The following table sets forth certain information regarding the beneficial ownership of our common and subordinated units as of February 12, 2008 by:

•	each person known to us to beneficially own more than 5% of our common or subordinated units;

•	each named executive officer of Quicksilver Gas Services GP LLC;

•	each director of Quicksilver Gas Services GP LLC; and

•	all directors and executive officers of Quicksilver Gas Services GP LLC as a group.

Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the units. The percentages of beneficial ownership are calculated on the basis of 12,269,714 common units and 11,513,625 subordinated units outstanding as of February 12, 2008.

					Percentage of
		Percentage		Percentage of	Common and
	Common	of Common	Subordinated	Subordinated	Subordinated
Beneficial Owner	Units	Units	Units	Units	Units

Directors and Executive Officers
Glenn Darden(1)	80,800	*	—	—	*
Thomas F. Darden(1)	80,800	*	—	—	*
P. Jeff Cook	—	*	—	—	*
Philip W. Cook(2)	1,000	*	—	—	*
John C. Cirone	900	*	—	—	*
Alvin Bledsoe	33,143	*	—	—	*
Philip D. Gettig	2,093	*	—	—	*
John W. Somerhalder II	9,598	*	—	—	*
Directors and executive officers as a group (9 persons)	132,234	1.1%	—	—	*
Holders of More Than 5% Not Named Above
Quicksilver Resources Inc.(3)(5)	5,696,752	46.5%	11,513,625	100.0%	72.4%
Quicksilver Gas Services Holdings LLC(4)(5)	5,696,752	46.5%	11,513,625	100.0%	72.4%
Little Hoss Cowtown Pipeline Partners(6)	368,311	3.0%	—	—	1.5%
Little Hoss Cowtown Processing Partners(7)	316,357	2.6%	—	—	1.3%
Lehman Brothers Holdings Inc.(8)	829,725	6.8%	—	—	3.5%

*	Indicates less than 1%

(1)	Includes, as to each of Messrs. G. Darden and T. Darden, 76,100 common units held in a trust for which he has shared voting and investment power as a co-trustee. Each of Messrs. G. Darden and T. Darden disclaims beneficial ownership of the shares held in this trust, except to the extent of his pecuniary interest therein.

(2)	Includes 1,000 common units held by Mr. Philip W. Cook jointly with his spouse.

(3)	Quicksilver Resources Inc. is the ultimate parent company of Quicksilver Gas Services Holdings LLC and may, therefore, be deemed to beneficially own the units held by Holdings.

(4)	Holdings, an indirect wholly owned subsidiary of Quicksilver, owns a 100% interest in our general partner and a 72.4% limited partner interest in us.

(5)	Quicksilver has shared voting power and shared investment power with Holdings, Cowtown Gas Processing LP (“Processing LP”), Cowtown Pipeline LP (“Pipeline LP”), Cowtown Pipeline Management, Inc. (“Management”) and Cowtown Pipeline Funding, Inc. (“Funding”) over 5,696,752 common units of Quicksilver Gas Services LP. Holdings also owns 11,513,625 subordinated units representing limited partner interests in Quicksilver Gas Services LP, which may be converted into common units on a one-for-one basis upon the termination of the subordination period under certain circumstances as set forth in the Partnership Agreement. Quicksilver, Processing LP, Pipeline LP, Management and Funding may also be deemed to beneficially own the 11,513,625 subordinated units owned by Holdings. Quicksilver Gas Services GP LLC, the sole general partner of Quicksilver Gas Services LP, owns 469,944 general partner units and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) in Quicksilver Gas Services LP. The address of Quicksilver is 777 West Rosedale Street, Fort Worth, Texas 76104.

(6)	According to a Schedule 13G filed with the SEC on November 16, 2007, Little Hoss Cowtown Pipeline Partners (“Little Hoss Pipeline”) beneficially owned 368,311 common units constituting 3.0% of our outstanding common units. The Schedule 13G indicates that Little Hoss Pipeline, together with Little Hoss Cowtown Processing Partners (“Little Hoss Processing,” and together with Little Hoss Pipeline, the “Little Hoss Partnerships”) and each of the controlling persons identified in the Schedule 13G, may be deemed to constitute a group, and that the group and each member of the group (other than the Little Hoss Partnerships) may be deemed to beneficially own 684,668 common units constituting 5.6% of our outstanding common units.

(7)	According to a Schedule 13G filed with the SEC on November 16, 2007, Little Hoss Processing beneficially owned 316,357 common units constituting 2.6% of our outstanding common units. The Schedule 13G indicates that Little Hoss Processing, together with Little Hoss Pipeline and each of the controlling persons identified in the Schedule 13G, may be deemed to constitute a group, and that the group and each member of the group (other than the Little Hoss Partnerships) may be deemed to beneficially own 684,668 common units constituting 5.6% of our outstanding common units.

(8)	According to a Schedule 13G/A filed by Lehman Brothers Holdings Inc. with the SEC on February 13, 2008, Lehman Brothers Holdings Inc. had sole voting power and sole investment power over 826,122 common units, Lehman Brothers Inc. had sole voting power and sole investment power over 292,772 common units, LB I Group Inc. had sole voting power and sole investment power over 150,000 common units, Lehman Brothers MLP Opportunity Associates LLC had sole voting power and sole investment power over 533,350 common units, Lehman Brothers MLP Opportunity Associates LP had sole voting power and sole investment power over 533,350 common units, Lehman Brothers MLP Opportunity Fund LP had sole voting power and sole investment power over 533,350 common units, Lehman Brothers MLP Associates, L.P. had sole voting power and sole investment power of 150,000 common units, and Lehman Brothers MLP Partners, LP had sole voting power and sole investment power over 150,000 common units of Quicksilver Gas Services LP. The address of Lehman Brothers Holdings Inc. and Lehman Brothers Inc. is 745 Seventh Avenue, New York, New York 10019. The address of LB I Group Inc., Lehman Brothers MLP Opportunity Associates LLC, Lehman Brothers MLP Opportunity Associates LP, Lehman Brothers MLP Opportunity Fund LP, Lehman Brothers MLP Associates, L.P., and Lehman Brothers MLP Partners, LP is 399 Park Avenue, New York, New York 10022.

Quicksilver Resources Inc.

The following table sets forth certain information regarding the beneficial ownership of Quicksilver’s common stock as of February 12, 2008 by:

•	each named executive officer of Quicksilver Gas Services GP LLC;

•	each director of Quicksilver Gas Services GP LLC; and

•	all directors and executive officers of Quicksilver Gas Services GP LLC as a group.

Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares. The percentage of beneficial ownership is calculated on the basis of 158,189,515 shares of Quicksilver common stock outstanding as of February 12, 2008.

	Beneficial Share Ownership
	Number	Percent of
Beneficial Owner	of Shares	Outstanding Shares

Glenn Darden(1)(2)(3)(4)(5)	48,608,394	30.7%
Thomas F. Darden(1)(2)(3)(4)(5)	48,641,736	30.7%
P. Jeff Cook(3)(5)	563,000	*
Philip W. Cook(4)(5)(6)	71,639	*
John C. Cirone(3)(5)	109,126	*
Alvin Bledsoe	—	—%
Philip D. Gettig	—	—%
John W. Somerhalder II	—	—%
Directors and executive officers as a group (9 persons)(1)(2)(3)(4)(5)	52,443,117	33.1%

*	Indicates less than 1%

(1)	Includes as to each of Messrs. G. Darden and T. Darden: (i) 311,690 and 342,056, respectively, shares held in grantor retained annuity trusts; and (ii) 45,566,912 shares beneficially owned by Quicksilver Energy L.P. for which he has shared voting and investment power as a member of Pennsylvania Management, LLC, the sole general partner of Quicksilver Energy L.P. Each of Messrs. G. Darden and T. Darden disclaims beneficial ownership of all shares owned by Quicksilver Energy L.P., except to the extent of his pecuniary interest therein.

(2)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following approximate numbers of shares represented by units in a Unitized Stock Fund held through Quicksilver’s 401(k) Plan: Mr. G. Darden — 22,984; Mr. T. Darden — 87,016; and all directors and executive officers as a group — 112,431.

(3)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares subject to options that will vest on or before April 12, 2008: Mr. G. Darden — 106,126; Mr. T. Darden — 70,126; Mr. P. Jeff Cook — 24,646; Mr. Cirone — 46,726; and all directors and executive officers as a group — 247,624.

(4)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares pledged as collateral security for loans or loan commitments or in accordance with customary terms and conditions of standard margin account arrangements: Mr. G. Darden — 5,064,573 (including 4,330,861 shares beneficially owned by Quicksilver Energy L.P.); Mr. T. Darden — 5,041,275 (including 4,330,861 shares beneficially owned by Quicksilver Energy L.P.); Mr. Philip W. Cook — 12,084; and all directors and executive officers as a group — 5,787,071 (including 4,330,861 shares beneficially owned by Quicksilver Energy L.P.).

(5)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares of unvested restricted stock for which the indicated beneficial owners have no investment power: Mr. G. Darden — 121,808; Mr. T. Darden — 92,474; Mr. P. Jeff Cook — 64,734; Mr. Philip W. Cook — 57,124; Mr. Cirone — 27,210; and all directors and officers as a group — 379,484.

(6)	Includes 14,515 shares held by Mr. Philip W. Cook jointly with his spouse.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to	Weighted-Average		Equity Compensation
	be Issued upon Exercise	Exercise Price of		Plans (Excluding
	of Outstanding Options,	Outstanding Options,		Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights		Column (a))
	(a)	(b)		(c)

Equity compensation plans approved by security holders	N/A	N/A		N/A
Equity compensation plans not approved by security holders(1)	—	N/A	(2)	—

Total	—	N/A	(2)	—

(1)	The board of directors of our general partner adopted the Quicksilver Gas Services LP 2007 Equity Plan prior to the initial public offering of our common units. For a description of the material features of this plan, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

(2)	Phantom units constitute the only rights outstanding under the Quicksilver Gas Services LP 2007 Equity Plan. Each phantom unit that may be settled in common units entitles the holder to receive, upon vesting, one common unit with respect to each phantom unit, without payment of any cash. Accordingly, there is no reportable weighted-average exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

General

As of February 12, 2008, our general partner and its affiliates owned 5,696,752 common units and 11,513,625 subordinated units representing an aggregate 72.4% limited partner interest in us. In addition, as of February 12, 2008, our general partner owned approximately a 1.9% general partner interest in us and the incentive distribution rights.

Distributions and Payments to Our General Partner and its Affiliates

The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Quicksilver Gas Services LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

The consideration received by Quicksilver and its subsidiaries and the two private investors for the contribution to us of certain assets and liabilities (with a pro forma net book value of $169.8 million as of March 31, 2007):	• 6,513,625 common units;

• 11,513,625 subordinated units;

• 469,944 general partner units;

• the incentive distribution rights; and

• $94.7 million cash payment from the proceeds of our initial public offering, $25.1 million from cash on hand and the issuance of a $50.0 million subordinated note payable to Quicksilver, as reimbursement for capital expenditures incurred by Quicksilver and the two private investors prior to the closing of the offering related to the assets contributed to us upon the closing of the offering.

Operational Stage

Distributions of available cash to our general partner and its affiliates:	We generally make cash distributions 98% to our unitholders pro rata, including our general partner and its affiliates, as the holders of an aggregate 5,696,752 common units and 11,513,625 subordinated units, and 1.9% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.6 million on their general partner interest and $20.6 million on their common and subordinated units.

Payments to our general partner and its affiliates:	Our general partner and its affiliates are entitled to reimbursement for all expenses they incur on our behalf, including salaries and employee benefit costs for their employees who provide services to us, and all other necessary or appropriate expenses allocable to us or reasonably incurred by our general partner and its affiliates in connection with operating our business. The Partnership Agreement provides that our general partner will determine the expenses that are allocable to us in good faith.

Withdrawal or removal of our general partner:	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation:	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Sales of Certain Assets to Quicksilver

In order to enhance the economic efficiency and cash flow stability of our asset mix, on June 5, 2007, we sold several of our pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline, the Lake Arlington Dry System and the Hill County Dry System. The assets are either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represents our historical cost. The assets have been conveyed to Quicksilver through a written assignment. Quicksilver has the right to construct expansions on the existing Cowtown Pipeline, and we have the right to elect to purchase from Quicksilver such expansion pipelines for their actual cost within two years of after the assets commence commercial service. In addition, Quicksilver has the right to construct and operate the Lake Arlington Dry System and Hill County Dry System, which rights are subject to our obligation to purchase these assets from Quicksilver at the fair market value of those assets within two years after the completion of construction of the assets and the assets have commenced commercial service.

Omnibus Agreement

We have entered into an Omnibus Agreement with Quicksilver and our general partner that addresses the following matters:

•	restrictions on Quicksilver’s ability to engage in certain midstream business activities or own certain related assets in the Quicksilver Counties;

•	Quicksilver’s right to construct and operate the Lake Arlington Dry System and Hill County Dry System and our obligation to purchase those assets from Quicksilver at the fair market value of those assets within two years after the completion of construction of the assets and the assets have commenced commercial service.

•	Quicksilver’s obligation to indemnify us for certain liabilities and our obligation to indemnify Quicksilver for certain liabilities;

•	our obligation to reimburse Quicksilver for all expenses incurred by Quicksilver (or payments made on our behalf) in conjunction with Quicksilver’s provision of general and administrative services to us, including salary and benefits of Quicksilver personnel, our public company expenses, general and administrative expenses and salaries and benefits of our executive management who are Quicksilver’s employees; and

•	our obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

The table below reflects the categories of expenses for which we are obligated to reimburse Quicksilver pursuant to the omnibus agreement, which includes the amounts for each category that we paid to Quicksilver in 2007 and an estimate of the amounts for each category that we expect to pay in 2008.

	2007	Estimates for 2008
	(In millions)	(In millions)

Reimbursement of general and administrative expenses	$1.9	$2.0
Reimbursement of public company expenses	0.9	1.5
Reimbursement of compensation and benefits for executive management of our general partner	0.2	0.4

Total	$3.0	$3.9

Our general partner and its affiliates will also receive payments from us pursuant to the contractual arrangements described below under the caption “Contracts with Affiliates.”

Any or all of the provisions of the Omnibus Agreement are terminable by Quicksilver at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The Omnibus Agreement will also generally terminate in the event of a change of control of us or our general partner.

Reimbursement of Operating and General and Administrative Expense

Under the Omnibus Agreement we will reimburse Quicksilver for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit with respect to the assets contributed to us at the closing of our IPO. The Omnibus Agreement further provides that we will reimburse Quicksilver for all expenses it incurs or payments it makes with respect to our assets. Pursuant to these arrangements, Quicksilver performs centralized corporate functions for us, such as legal, accounting, treasury, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering, that are substantially similar to the services of the type previously provided by Quicksilver in connection with its management and operation of our assets during the two-year period prior to the closing of our IPO. Generally, these allocations are based on the amount of time individuals performing these functions devote to our business and affairs relative to the amount of time that we believe they devote to Quicksilver’s business and affairs. Quicksilver determined the amount payable by us to Quicksilver under the Omnibus Agreement for the period from August 10, 2007 through December 31, 2007 to be $1.3 million.

Indemnification

Under the Omnibus Agreement, Quicksilver is required to indemnify us until August 10, 2009, two years after the closing of our IPO, against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of the offering or relating to any investigation, claim or proceeding under environmental laws relating to such assets and pending as of the closing of the offering. Quicksilver has no indemnification obligation with respect to environmental claims made as a result of additions to or modifications of environmental laws occurring after August 10, 2007.

Additionally, Quicksilver will indemnify us for losses attributable to the following:

(i) our failure as of the closing date of the offering to have valid easements, fee title or leasehold interests in and to the lands on which our assets are located, to the extent such failure renders us unable to use or operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the offering;

(ii) our failure as of the closing date of the offering to have any consent or governmental permit necessary to allow (a) the transfer of assets from Quicksilver to us at the closing of the offering or (b) us to use or operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of the offering;

(iii) all income tax liabilities

(a) attributable to the pre-closing operations of our assets,

(b) arising from or relating to certain formation transactions related to the IPO, or

(c) arising under Treasury Regulation Section 1.1502-6 and any similar provision from state, local or foreign applicable law, by contract, as successor or transferee or otherwise, and which income tax is attributable to having been a member of any consolidated, combined or unitary group prior to the closing of the offering; and

(iv) the fire, personal injury and related personal and property damage arising from the accident at the Cowtown Plant that occurred on May 25, 2007.

Quicksilver’s maximum liability for indemnification is unlimited in amount. Quicksilver does not have any obligation to indemnify us unless we furnish to Quicksilver in good faith a claim for indemnification specifying in reasonable detail the basis for such claim (a) with respect to a claim under clause (i) or (ii) above, prior to the second anniversary date of the closing of the offering or (b) with respect to a claim under clause (iii) above, prior to the first day after the expiration of the statute of limitations period applicable to such claim. With respect to clause (iv) above, such indemnification obligation shall survive indefinitely. In no event shall Quicksilver be obligated to indemnify us for any losses or income taxes to the extent reserved for in our financial statements as of December 31, 2006 or to the extent we recover any such losses or income taxes under available insurance coverage or from contractual rights against any third party.

Under the Omnibus Agreement, we have agreed to indemnify Quicksilver for all losses attributable to the post-closing operations of the gathering and processing business contributed to us at the closing of the offering, to the extent not subject to Quicksilver’s indemnification obligations.

Competition

Under the Omnibus Agreement, Quicksilver has agreed that, subject to specified exceptions, it will not engage in the restricted businesses in the Quicksilver Counties. As used in that agreement, “restricted businesses” include the gathering, treating, processing, fractionating, transportation or storage of natural gas, or the transportation or storage of natural gas liquids, and constructing, buying or selling any assets related to the foregoing businesses. Although the exceptions referred to above include Quicksilver’s right to construct assets, or acquire assets or businesses, that include restricted businesses, Quicksilver has agreed to offer us the right to acquire any expansions of KGS pipelines in the Quicksilver Counties at cost and to acquire at fair market value any acquired assets or other assets constructed by Quicksilver in the Quicksilver Counties. Furthermore, that offer would be required to be made within 120 days after Quicksilver’s acquisition of those assets, or its construction of those asset and the commencement of commercial service (or 60 days after the commencement of commercial service in the case of an expansion of the Cowtown Pipeline). In addition, Quicksilver has the right to complete construction and to operate the Lake Arlington Dry System and the Hill County Dry System, as well as a small number of lateral lines that will not connect to the Cowtown Plant. Under the Omnibus Agreement, we will be obligated to purchase these assets from Quicksilver for their fair market value within two years after the completion of construction of the assets and the assets have commenced commercial service. After these assets commence commercial service, but prior to our purchase of such assets, Quicksilver will engage us to operate the assets for a monthly fee. Upon our purchase of the Lake Arlington Dry System and the Hill County Dry System, Quicksilver will begin to pay us a gathering fee but will no longer pay us an operating fee.

Except as described in the immediately preceding paragraph, neither Quicksilver nor any of its affiliates will be restricted, under either the Partnership Agreement or the Omnibus Agreement, from competing with us. Subject to the preceding paragraph, Quicksilver and any of its affiliates may acquire, construct or dispose of additional midstream business assets or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Quicksilver’s right to construct expansions on the existing Cowtown Pipeline is subject to our rights, under the Quicksilver processing agreement described below, to elect to purchase from Quicksilver such expansion pipelines for their actual cost within two years of the initial delivery of production from such assets. In addition, once those expansions commence commercial operations, Quicksilver will pay us a gathering fee of $0.40 per MMBtu for natural gas delivered to the Cowtown Pipeline.

The competition and business opportunity restriction provisions under the Omnibus Agreement will terminate on the earlier of August 10, 2017, the tenth anniversary of the closing of the offering, or such time as Quicksilver or its affiliates cease to own a majority interest in our general partner.

Contracts with Affiliates

Services and Secondment Agreement

Quicksilver and our general partner have entered into a services and secondment agreement pursuant to which specified employees of Quicksilver are seconded to our general partner to provide operating, routine maintenance and other services with respect to the Cowtown Plant and the Cowtown Pipeline under the direction, supervision and control of our general partner. Under this agreement, our general partner reimburses Quicksilver for the services provided by the seconded employees. The initial term of the services and secondment agreement is 10 years (expiring 2017). The term will extend for additional 12-month periods unless either party provides 180 days written notice otherwise prior to the expiration of the applicable 12-month period. Our general partner may terminate the agreement upon 180 days written notice.

Equity Awards to Certain Quicksilver Executive Officers

In connection with and effective as of the closing date of the IPO, Anne Darden Self, the sister of Glenn Darden and Thomas Darden and the Vice President — Human Resources of Quicksilver, received a grant of phantom units under our 2007 Equity Plan for services provided to us with a value on the date of grant of approximately $64,000. In addition, on November 12, 2007, the board of directors of our general partner made an additional grant of phantom units under our 2007 Equity Plan to Ms. Self, effective January 2, 2008, with a value on the date of grant of approximately $95,000.

Gas Gathering and Processing Agreement

Quicksilver has agreed to dedicate and deliver for processing all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Quicksilver Counties or lands pooled therewith. We refer to this agreement as the Gas Gathering and Processing Agreement. Notwithstanding the processing agreement, Quicksilver has made no commitment to us that it will develop the reserves subject to the Quicksilver processing agreement. However, a memorandum of Quicksilver’s obligations under the Quicksilver processing agreement was filed of record in the Quicksilver Counties and therefore would survive any direct or indirect transfer by Quicksilver of its right, title or interest associated with its natural gas production in the Quicksilver Counties.

Under the Gas Gathering and Processing Agreement effective August 10, 2007, we provide gathering and processing services for a fixed fee. Quicksilver has agreed to initially pay $0.40 per MMBtu gathered to the Cowtown Pipeline and $0.50 per MMBtu processed at the Cowtown Plant, each subject to annual escalation tied to the Consumer Price Index.

If we determine that the gathering or processing of any natural gas from Quicksilver’s wells is or has become uneconomical, we are not obligated to gather and process Quicksilver’s production from those wells so long as the uneconomical conditions exist. In the event that we are unable to provide either gathering or processing services, Quicksilver may dispose of the natural gas not gathered or processed as it so determines. In the event that we are unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right, upon 30 days’ prior notice, to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.

The Gas Gathering and Processing Agreement has an initial term of ten years, which expires in 2017, and will be automatically renewed for one year periods unless we or Quicksilver provide written notice of termination on or before 90 days prior to the expiration of the primary term or the one-year renewal period, as applicable. In addition, if the Gas Gathering and Processing Agreement, or performance under that agreement, becomes subject to FERC jurisdiction, the agreement terminates pursuant to its terms, unless the parties agree within 30 days of such termination to continue the agreement.

The Gas Gathering and Processing Agreement is assignable in whole or in part by the parties. The Gas Gathering and Processing Agreement may not be amended in any manner that our general partner determines will adversely affect the holders of our common units without the prior approval of our conflicts committee.

Policies and Procedures for Review and Approval of Transactions with Related Parties

Our general partner’s board of directors has adopted a written policy covering transactions with related parties pursuant to which it has delegated to the conflicts committee the responsibility for reviewing and, if appropriate, approving or ratifying such transactions. The policy covers transactions to which we or any of our subsidiaries is a party and in which any director or executive officer of our general partner or any person that beneficially owns more than 5% of our common units, any immediate family member of such director, officer or owner, or any related entity of such related party, had, has or will have a direct or indirect interest, other than a transaction involving (a) compensation by us or (b) less than $120,000. The policy instructs directors and executive officers to bring any possible related-party transaction to the attention of our general partner’s General Counsel or Compliance Officer, who, unless he or she determines that the transaction is not a related-party transaction, will notify the chairman of the conflicts committee. The conflicts committee reviews each related-party transaction of which it becomes aware and may approve or ratify a related-party transaction if the conflicts committee determines that the transaction is in the best interest of us and our unitholders. In making this determination, the conflicts committee considers (i) whether the terms of the transaction are more or less favorable to us than those that could be expected to be obtained from an unrelated third party on an arm’s length basis (ii) any provisions in our financing arrangements relating to transactions with related parties or affiliates; and (iii) any other matters the committee deems relevant and appropriate. The conflicts committee reports periodically to our general partner’s board of directors on the nature of the transactions with related parties that have been presented to the conflicts committee and the determinations that the conflicts committee has made with respect to those transactions.

Director Independence

Our general partner’s board of directors has adopted categorical independence standards consistent with the current listing standards of NYSE Arca to assist the board of directors in determining which of its members is independent. A copy of the categorical independence standards appears in the Corporate Governance section of our website (http://www.kgslp.com/corporate/corporate — governance). Our general partner’s board of directors has determined that each of Messrs. Bledsoe, Gettig and Somerhalder satisfies our general partner’s categorical independence standards and further determined that each of them is independent within the meaning of NYSE Arca’s listing standards. NYSE Arca does not require a listed limited partnership like us to have a compensation committee or a nominating and governance committee. Accordingly, each director of Quicksilver Gas Services GP LLC may participate in consideration of compensation, nomination and governance matters. Each of Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip Cook is a

member of our general partner’s board of directors and an executive officer of our general partner, and accordingly these individuals are not independent.

Item 14.	Principal Accountant Fees and Services

The following set forth fees billed by Deloitte & Touche LLP for the audit of our annual financial statements and other services rendered for the years ended December 31, 2007 and 2006:

	Fees Billed for the Year
	Ended December 31,
	2007	2006

Audit fees(1)	$316,000	$20,000
Audit-related fees(2)	324,000	—

Total	$640,000	$20,000

(1)	Includes fees for audits of annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of interim financial statements, audits of businesses acquired and other customary documents filed with the SEC.

(2)	Includes fees related to consultations concerning financial accounting and reporting standards and services related to the completion of the initial public offering.

Pursuant to the charter of the audit committee, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors and pre-approve all non-audit services. The audit committee has delegated to its chair the responsibility to pre-approve all audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements:

The following financial statements of ours and the report of our Independent Auditors thereon are included on pages 37 through 57 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Partners’ Capital for the Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

2.	Financial Statement Schedules:

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

3. Exhibits:

Exhibit No.		Description

3.1		Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).
3.2		Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).
3.3		Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).
3.4		First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
4.1		Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
10.1		Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(a)	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10.3		Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

Exhibit No.		Description

10.4		Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.5		Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.6		Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.7		Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.8		Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
+ 10.9		2007 Equity Plan (filed as Exhibit 99.1 to the Company’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+ 10.10		Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.11		Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.12		Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.13		Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
*+ 10.14		Description of Non-Employee Director Compensation
+ 10.15		Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 13, 2007 and included herein by reference).
+ 10.16		Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*21	.1	List of Subsidiaries of Quicksilver Gas Services LP
*23	.1	Consent of Deloitte & Touche LLP
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICKSILVER GAS SERVICES LP

By: QUICKSILVER GAS SERVICES GP LLC,
General Partner

By:	/s/ Thomas F. Darden
Thomas F. Darden
President and Chief Executive Officer

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Glenn Darden Glenn Darden	Chairman of the Board; Director	February 27, 2008

/s/ Thomas F. Darden Thomas F. Darden	President and Chief Executive Officer (Principal Executive Officer); Director	February 27, 2008

/s/ P. Jeff Cook P. Jeff Cook	Executive Vice President — Chief Operating Officer; Director	February 27, 2008

/s/ Philip Cook Philip Cook	Senior Vice President — Chief Financial Officer (Principal Financial Officer); Director	February 27, 2008

/s/ John Regan John Regan	Vice President — Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008

/s/ Alvin Bledsoe Alvin Bledsoe	Director	February 27, 2008

/s/ Philip D. Gettig Philip D. Gettig	Director	February 27, 2008

/s/ John W. Somerhalder II John W. Somerhalder II	Director	February 27, 2008

Exhibit No.		Description

3.1		Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).
3.2		Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).
3.3		Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).
3.4		First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
4.1		Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
10.1		Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(a)	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10.3		Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.4		Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.5		Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.6		Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.7		Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.8		Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
+ 10.9		2007 Equity Plan (filed as Exhibit 99.1 to the Company’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+ 10.10		Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.11		Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).

Exhibit No.		Description

+ 10.12		Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.13		Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
*+ 10.14		Description of Non-Employee Director Compensation
+ 10.15		Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 13, 2007 and included herein by reference).
+ 10.16		Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*21	.1	List of Subsidiaries of Quicksilver Gas Services LP
*23	.1	Consent of Deloitte & Touche LLP
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Identifies management contracts and compensatory plans or arrangements.