Form 10-Q
period 2008-03-31
Quicksilver Gas Services LP
filed 2008-05-09
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
817-665-8620
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant has 12,269,714 Common Units, and 11,513,625 Subordinated Units outstanding as of April 24, 2008.

DEFINITIONS
As used in this report, unless the context otherwise requires:
“Bbl” or “Bbls” means barrel or barrels
“Btu” means British Thermal units, a measure of heating value
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“LIBOR” means London Interbank Offered Rate
“MMBtu” means million Btu
“MMBtud” means million Btu per day
“Mcf” means thousand cubic feet
“MMcf” means million cubic feet
“MMcfd” means million cubic feet per day
“MMcfe” means million cubic feet of natural gas equivalents, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas
“MMcfed” means MMcfe per day
“NGL” or “NGLs” means natural gas liquids
COMMONLY USED TERMS
Other commonly used terms and abbreviations include:
“FASB” means the Financial Accounting Standards Board who promulgate accounting standards
“IPO” means our initial public offering completed on August 10, 2007
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc.
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means, unless the context otherwise requires, Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in North Texas
“SEC” means United States Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board

Explanatory Note
On August 10, 2007, we completed our initial public offering, or IPO, of 5,000,000 common units representing limited partnership interests. On September 7, 2007, we sold an additional 750,000 common units upon the exercise by the underwriters of the IPO of an over-allotment option that we had previously granted to them.
Upon the completion of the IPO on August 10, 2007, our common units began trading under the ticker symbol “KGS” and we succeeded to the assets and operations of Cowtown Pipeline LP, Cowtown Pipeline Partners LP, Cowtown Gas Processing LP and Cowtown Gas Processing Partners LP, which we refer to collectively as the KGS Predecessor. Prior to the completion of the IPO, KGS Predecessor was owned indirectly by Quicksilver Resources Inc., which we refer to as Quicksilver or the Parent, and by two private investors.
The information contained in this report includes the activity of KGS Predecessor prior to the completion of the IPO on August 10, 2007, and the activity of Quicksilver Gas Services LP subsequent to the IPO. Consequently, the unaudited condensed consolidated interim financial statements and related discussion of financial condition and results of operations contained in this report reflect the activity for the period after the change in ownership resulting from the IPO and the period prior to the IPO.
The information contained in this report should be read in conjunction with the information contained in our annual report on Form 10-K for the year ended December 31, 2007.
Forward-Looking Information
Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in the Parent and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken by third-party operators, processors and transporters;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted amounts;

•	the effects of existing and future laws and governmental regulations;

•	the effects of future litigation; and

•	factors discussed in our Form 10-K for the year ended December 31, 2007.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended March 31,
	2008	2007
Revenues
Gathering and transportation revenue — parent	$6,477	$2,411
Gathering and transportation revenue	820	191
Gas processing revenue — parent	6,820	2,503
Gas processing revenue	843	267
Other revenue — parent	225	—

Total revenues	15,185	5,372

Expenses
Operations and maintenance — parent	4,950	2,717
General and administrative — parent	1,817	496
Depreciation and accretion	3,156	1,295

Total expenses	9,923	4,508

Operating income	5,262	864
Other income	5	12
Interest expense	2,418	—

Income before income taxes	2,849	876
Income tax (benefit) provision	(35)	41

Net income	$2,884	$835

General partner interest in net income	$56
Common and subordinated unitholders’ interest in net income	$2,828
Earnings per common and subordinated unit — basic	$0.12
Earnings per common and subordinated unit — diluted	$0.12
Weighted average number of common and subordinated units outstanding:
Basic	23,783
Diluted	23,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data — Unaudited

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$237	$1,125
Trade accounts receivable	1,133	882
Accounts receivable from parent	—	800
Prepaid expenses and other current assets	579	690

Total current assets	1,949	3,497

Property, plant and equipment, net	321,819	273,948

Other assets	1,198	965

	$324,966	$278,410

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of note payable to parent	$1,100	$1,100
Accounts payable to parent	105	—
Accrued additions to property, plant and equipment	18,667	23,624
Accounts payable and other	2,690	2,700

Total current liabilities	22,562	27,424

Long-term debt	31,500	5,000
Note payable to parent	51,091	50,569
Repurchase obligations to parent	110,743	82,251
Asset retirement obligations	2,975	2,793
Deferred income tax liability	22	173
Commitments and contingent liabilities (Note 8)

Partners’ Capital
Common unitholders (12,269,714 and 12,263,625 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	107,872	109,830
Subordinated unitholders (11,513,625 units issued and outstanding at March 31, 2008 and December 31, 2007)	(1,729)	356
General Partner	(70)	14

Total partners’ capital	106,073	110,200

	$324,966	$278,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$2,884	$835
Items included in net income not affecting cash
Depreciation	3,115	1,287
Accretion of asset retirement obligation	41	8
Deferred income taxes	(151)	41
Equity-based compensation	267	—
Amortization of debt issuance costs	52	—
Amortization of other current assets	140
Non-cash interest expense on repurchase obligations to parent	1,434	—
Non-cash interest expense on note payable to parent	797	—
Changes in assets and liabilities
Accounts receivable	(251)	(204)
Prepaid expenses and other current assets	(29)	(326)
Accounts receivable from parent	4,557	—
Accounts payable and other	(10)	118

Net cash provided by operating activities	12,846	1,759

Investing activities:
Additions to properties, plant and equipment	(32,681)	(23,702)

Net cash used in investing activities	(32,681)	(23,702)

Financing activities
Proceeds from revolving credit facility borrowings	26,500	—
Repayment of subordinated note to parent	(275)	—
Issuance costs of equity units paid	(3)	—
Contributions by parent	—	21,955
Contributions by other partners	—	167
Distributions to unitholders	(7,275)	—

Net cash provided by financing activities	18,947	22,122

Net (decrease) increase in cash	(888)	179

Cash at beginning of period	1,125	2,797

Cash at end of period	$237	$2,976

Non-cash transactions:
Changes in working capital related to the acquisition of property, plant and equipment	$(8,894)	$(3,019)
Repurchase obligations to parent — acquisition of property, plant and equipment by parent	$(27,058)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
In thousands — Unaudited

	Partners’ Capital
	Limited Partners
			General
	Common	Subordinated	Partner	Total
Balance at December 31, 2007	$109,830	$356	$14	$110,200
Initial public offering, net of offering and other costs	(3)	—	—	(3)
Distributions paid to partners	(3,681)	(3,454)	(140)	(7,275)
Equity-based compensation	267	—	—	267
Net income	1,459	1,369	56	2,884

Balance at March 31, 2008	$107,872	$(1,729)	$(70)	$106,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Initial Public Offering — KGS’ initial public offering, or IPO, of 5,000,000 common units was completed on August 10, 2007 and the sale of an additional 750,000 common units was completed on September 7, 2007 pursuant to the underwriters’ option to purchase additional common units.
As of March 31, 2008, the ownership of KGS is as follows:

Percentage
Ownership
Common unitholders:
Public	27.1%
Quicksilver	23.5%
Subordinated unitholders:
Quicksilver	47.5%

Total limited partner interest	98.1%

Quicksilver owns 72.9% of KGS, including the 1.9% general partner interest.
The General Partner is a wholly-owned subsidiary of the Parent. Neither KGS nor the general partner has any employees. Employees of the Parent have been seconded to the general partner pursuant to a services and secondment agreement. The seconded employees, including field operations personnel, general and administrative personnel, and an operational vice president, operate or directly support KGS’ pipeline system and natural gas processing facilities.
Description of Business — KGS is engaged in the business of gathering and processing natural gas and natural gas liquids, also known as NGLs, produced in the Barnett Shale formation of the Fort Worth Basin located in North Texas. KGS provides services under fee-based contracts, whereby it receives fixed fees for performing the gathering and processing services. It does not take title to the natural gas or associated natural gas liquids that it gathers and processes and thus avoids direct commodity price exposure.
KGS’ assets consist of a pipeline system in the Fort Worth Basin, referred to as the Cowtown Pipeline, and a natural gas processing plant in Hood County, Texas, referred to as the Cowtown Plant. The Cowtown Pipeline consists of natural gas gathering pipelines that gather natural gas produced by KGS’ customers and deliver it to the Cowtown Plant. The Cowtown Plant consists of two natural gas processing units that extract, or process, the NGLs from the natural gas stream and, on behalf of KGS’ customers, makes their residue gas available to unaffiliated pipelines for transport downstream. From KGS’ pipeline segment, our customers’ NGLs are delivered by KGS to two interconnecting pipelines.
As more fully described in Note 2, the financial statements and related notes present the financial position, results of operations, cash flows and changes in partners’ capital of KGS also include the operations of a gathering system in the Lake

Arlington area of Tarrant County, Texas and a gathering system in Hill County, Texas. Each of these systems gathers production from the Fort Worth Basin to an interconnecting pipeline owned by a third party.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated interim financial statements and related notes present the financial position, results of operations, cash flows and changes in partners’ capital of KGS’ natural gas gathering and processing assets.
The financial statements include historical cost-basis accounts of the assets of KGS Predecessor, contributed to KGS by Quicksilver and two private investors in connection with the IPO, for the period prior to the closing date of the IPO. Both KGS Predecessor and KGS are considered “entities under common control” as defined under U.S. accounting principles and, as such, the assets, liabilities and operations transferred between the companies have been recorded at their historical amounts.
The unaudited condensed consolidated interim financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the U.S. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2007. In the opinion of the management of the Partnership’s General Partner, all adjustments and elimination of intercompany balances necessary to present fairly the Partnership’s results of operations, financial position and cash flows for the periods presented have been made. All such adjustments are of a normal recurring nature. Certain disclosures normally included in financial statements have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
Other comprehensive income is equal to net income for the periods presented.
Use of Estimates — The preparation of the financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results may differ from those estimates.
Repurchase Obligations to Parent — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline (“Cowtown Pipeline Assets”) and two gathering systems in the Lake Arlington area of Tarrant County and in Hill County (the “Lake Arlington Dry System” and the “Hill County Dry System,” respectively). At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007.
Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. A portion of the Cowtown Pipeline Assets has commenced commercial service as of March 31, 2008.
Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between KGS, the General Partner and Quicksilver, KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets are completed and commence commercial service. A portion of each system has commenced commercial service as of March 31, 2008.

The following summarizes significant aspects of the assets subject to repurchase obligation (in millions):

			Construction
		Estimate of	Costs
		Construction	Recognized
	June 5, 2007	Costs as of	through March
	Sales Price	March 31, 2008	31, 2008	KGS Repurchase
Cowtown Pipeline Assets	$22.9	$62.8	$53.6	Optional at Cost
Lake Arlington Dry System	3.6	55.2	25.7	Obligatory at Fair Value
Hill County Dry System	3.0	55.8	27.4	Obligatory at Fair Value
Interest cost included in liability	—	—	4.0

	$29.5	$173.8	$110.7

As KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System, and intends to exercise its purchase rights, their conveyance has not been treated as a sale for accounting purposes, such that the original cost of $29.5 million and subsequently incurred costs of $77.2 million have been included in both property, plant and equipment and repurchase obligations to Parent. Similarly, KGS’ results of operations include the revenues and expenses for these operations. Under KGS’ credit facility, the repurchase obligations and the imputed interest thereon are excluded from indebtedness and interest expense for purposes of covenant compliance. For the quarter ended March 31, 2008, KGS recognized $1.4 million of interest expense associated with the repurchase obligations to Parent based on a weighted-average interest rate of 6.13%.
Net Income per Limited Partner Unit — KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income by the weighted average number of outstanding limited partner units during the period.
Basic earnings per unit is computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if securities or other contracts to issue common units were exercised or converted into common units. However, because the IPO was completed on August 10, 2007, the basic and diluted earnings per unit calculations are relevant only for the post-IPO period presented in the unaudited condensed consolidated financial statements. The calculations of the basic and diluted net income per common and subordinated unit are the same for the period presented as distributable cash flow is greater than net income.

Three Months
Ended March 31,
2008
(In thousands, except
per unit data)
Common and subordinated unitholders’ interest in net income	$2,828

Weighted average common and subordinated units — basic	23,783

Effect of restricted phantom units	141

Weighted average common and subordinated units — diluted	23,924

Earnings per common and subordinated unit — basic	$0.12

Earnings per common and subordinated unit — diluted	$0.12

Recently Issued Accounting Standards
Pronouncements Implemented
SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. On February 12, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The delay is intended to allow the FASB and its constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Partnership adopted SFAS No. 157 on January 1, 2008 for new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. All financial instruments are measured using inputs from three levels of fair value hierarchy. The three levels are as follows:
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 inputs are unobservable for the asset or liability, i.e., inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing an asset or liability.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Partnership adopted SFAS No. 159 on January 1, 2008 without significant impact.
On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The Partnership adopted FSP No. 39-1 on January 1, 2008 without significant impact.
Pronouncements Not Yet Implemented
SFAS No. 141 (revised 2007), Business Combinations, “SFAS No. 141(R)” was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. SFAS No. 141(R) applies to all transactions and events in which one entity obtains control over one or more other businesses. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. The Statement will apply to any acquisition completed by the Partnership on or after January 1, 2009, but may not be applied to any acquisition completed prior to January 1, 2009.
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 5,1 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Statement is effective for the Partnership beginning January 1, 2009. Management is determining the extent, if any, this adoption will have on the Partnership’s financial statements.
The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, in March 2008. Under SFAS No. 161, the Company will be required to disclose the fair value of all derivative and hedging instruments and their gains or losses in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. SFAS No. 161 is to be applied prospectively by the Company for interim periods and years beginning after November 15, 2008. Management is determining the effect, if any, this adoption will have on the Partnership’s financial statements.
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
The KGS partnership agreement requires that KGS distribute, within 45 days after the end of each quarter, all of its Available Cash (discussed below) to unitholders of record on the applicable record date selected by the general partner.
Available Cash, for any quarter, consists of the sum of (i) all cash and cash equivalents on hand at the end of that quarter, (ii) additional cash on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made subsequent to the end of the quarter and (iii) amounts available to be borrowed as working capital borrowings on the date of determination of Available Cash for the quarter, less the amount of cash reserves established by the general partner to:
•	provide for the proper conduct of business;

•	comply with applicable law, debt or other agreements; and

•	provide funds for distributions to the unitholders and to the general partner for any one or more of the next four quarters.
Working capital borrowings are generally borrowings that are made under a credit facility or another arrangement, are used solely for working capital purposes or to pay distributions to unitholders and are intended to be repaid within 12 months. For the quarter ended March 31, 2008, KGS declared a distribution of $0.315 per unit for holders of record on April 30, 2008. The aggregate distribution of available cash of approximately $7.6 million will be paid on May 15, 2008, and recognized as a reduction to partners’ capital upon payment.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

		March 31,	December 31,
	Depreciable Life	2008	2007
		(in thousands)
Gathering and transportation systems	20 years	$126,347	$106,478
Processing plants	20-25 years	129,847	117,571
Construction in progress		47,869	32,682
Rights-of-way and easements	20 years	30,559	26,905
Land		952	952
Buildings	40 years	802	802
Field equipment	20 years	108	108

		336,484	285,498
Less: accumulated depreciation		(14,665)	(11,550)

Net property, plant and equipment		$321,819	$273,948

5. RELATED-PARTY TRANSACTIONS
KGS routinely conducts business with Quicksilver and its affiliates. For a more complete description of our agreements with Quicksilver, see Note 11, Transactions With Related Parties, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
The following table summarizes the general and administrative expenses, including the Parent’s general and administrative expense allocated to KGS, for the periods presented in this quarterly report.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
General and administrative expense — parent
Allocation of general and administrative overhead	$557	$342
Audit and tax services	468	83
Equity-based compensation expense	357	—
Legal services	139	—
Insurance expense	85	11
Management fee	—	60
Other	211	—

Total general and administrative expense — parent	$1,817	$496

6. LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility	$31,500	$5,000
Subordinated note to Parent	52,191	51,669

	83,691	56,669
Less current maturities	(1,100)	(1,100)

Total long-term debt	$82,591	$55,569

For a more complete description of our indebtedness, see Note 6, Long-term Debt, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
At March 31, 2008, KGS’ borrowing capacity under the revolving credit facility was $105.9 million, as limited by the agreement’s leverage ratio test, of which $31.5 million was outstanding. As of March 31, 2008, KGS was in compliance with all of the covenants related to the revolving credit facility.
7. ASSET RETIREMENT OBLIGATIONS
Asset Retirement Obligations — A reconciliation of KGS’ liability for asset retirement obligations is as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Beginning asset retirement obligations	$2,793	$503
Additional liability incurred	141	1,006
Accretion expense	41	8

Ending asset retirement obligations	$2,975	$1,517

As of March 31, 2008, no assets are legally restricted for use in settling asset retirement obligations.
8. COMMITMENTS AND CONTINGENT LIABILITIES
KGS has agreements with the Parent and other third parties to provide gathering and processing of natural gas and the delivery of natural gas and NGLs for sale in the Fort Worth Basin. The terms of these agreements range in length from one to 10 years. Quicksilver has dedicated to KGS all of its natural gas production from the Quicksilver Counties until August 10, 2017. The agreement automatically renews for one-year periods absent written notice of termination by either of the parties.
Additionally, KGS has agreements with third parties providing for the construction of natural gas processing facilities and natural gas compression equipment. Payments are due to the third parties upon completion of specified construction, manufacturing and delivery milestones. During the three months ended March 31, 2008, $19.0 million was paid to the third parties. KGS estimates additional payments of $81.0 million will be made upon completion of specified construction, manufacturing and delivery milestones.

9. INCOME TAXES
The State of Texas has enacted a margin tax that became effective in 2007. This margin tax requires KGS to recognize tax at a maximum effective rate of 0.7% of gross revenue apportioned to Texas. The tax rate is applied to the sum of revenues less the cost of the services sold. The statute limits the amount of revenues subject to tax to 70%.
KGS recognizes taxes due under the Texas margin tax using the liability method under which deferred income taxes are recognized for the future tax effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory tax rates in effect at the end of the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized. Income tax effects are not material for the periods presented.
10. EQUITY-BASED COMPENSATION
Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Unvested Phantom Units - December 31, 2007	84,961	$21.36	9,833	$21.36
Vested	—	—	(6,089)	21.36
Issued	2,751	23.63	137,148	25.25
Cancelled	(3,000)	21.36	—	—

Unvested Phantom Units — March 31, 2008	84,712	$21.43	140,892	$25.15

KGS recognized compensation expense of approximately $0.4 million during the three month period ended March 31, 2008, including $0.2 million for remeasuring awards to be settled in cash to their revised fair value. We have unearned compensation of $4.3 million at March 31, 2008, which will be recognized in expense over the next 2.9 years. Phantom units that vested during the three months ended March 31, 2008 had a fair value of $0.2 million on their vesting date.
******

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a growth-oriented Delaware limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, as well as other natural gas producers in this area. During the quarter ended March 31, 2008, approximately 84% of our total natural gas gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our gathering and processing systems. We gather and process natural gas pursuant to contracts under which we receive fixed fees per mcf of natural gas that we gather and process. We do not take title to the natural gas and associated natural gas liquids, or NGLs, that we gather and process, and therefore avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in a decline in volumes produced by our customers and a resulting decrease in our revenues. Our contracts provide stable cash flows, but minimal, if any, upside in higher commodity price environments.
How We Evaluate Our Operations
Our management uses a variety of financial and operational measurements to analyze our performance. We view these measurements as important factors affecting our profitability and review these measurements on a monthly basis for consistency and trend analysis. On a company-wide basis, these measures are outlined below.
Volume – We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by:
•	the level of successful drilling and production activity in areas currently dedicated to our systems,

•	our ability to compete with other gas gathering and processing companies for volumes from successful new wells in other areas, and

•	our pursuit of new opportunities where a limited number of gas gathering and processing companies conduct business.
We routinely monitor producer activity in the areas served by our gathering and processing systems to pursue new supply opportunities.
Adjusted Gross Margin – Adjusted gross margin information is presented as a supplemental disclosure because it is a primary performance measure used by management to evaluate the relationship between our gathering and processing revenues and our cost of operating our facilities and our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of other companies because other entities may not calculate adjusted gross margin in the same manner. A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations” below.
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
EBITDA – We believe that EBITDA is a widely accepted financial indicator of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is not a measure calculated in accordance with GAAP, as it does not include deductions for items such as interest and capital expenditures which are necessary to maintain our business. EBITDA should not be considered as an alternative to results of operations, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA calculations may vary among entities, so our computation of EBITDA may not be comparable to EBITDA or similar measures of other entities. In evaluating EBITDA, we believe that investors should consider, among other things, the amount by which EBITDA exceeds interest costs, how EBITDA compares to principal payments on debt and how EBITDA compares to capital expenditures for each period. A reconciliation of EBITDA to amounts reported under GAAP is presented in “Results of Operations” below.
EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance as compared to those of other companies in the midstream energy industry without regard to financing methods, capital structure or historical cost basis; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.
The following table presents each of the performance metrics for the periods presented:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except volume data)
Volumes gathered (MMcf)	14,551	5,518
Volumes processed (MMcf)	12,156	4,830
Adjusted Gross Margin (1)	$8,418	$2,159
Operations and maintenance expense	$4,950	$2,717
EBITDA (1)	$8,423	$2,171

(1)	See the reconciliation of these amounts to amounts reported under GAAP in “Results of Operations.”

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007.
The following table and discussion relates to our unaudited condensed consolidated results of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except volume data)
Total revenues	$15,185	$5,372
Operations and maintenance expense	4,950	2,717
General and administrative expense	1,817	496

Adjusted gross margin	8,418	2,159
Other income	5	12

EBITDA	8,423	2,171
Depreciation and accretion expense	3,156	1,295

Operating Income	5,267	876
Interest expense	2,418	—
Income tax (benefit) provision	(35)	41

Net income	$2,884	$835

Volume Data:
Volumes gathered (MMcf)	14,551	5,518
Volumes processed (MMcf)	12,156	4,830
Total Revenues — Total revenues increased $9.8 million, or 183%, to $15.2 million for the quarter ended March 31, 2008. Approximately $9.1 million of the increase was due to the 164% and 152% increases in volumes that we gathered and processed, respectively, in the Fort Worth Basin. An increase in the gathering and processing rates compared to the prior year period contributed to $0.5 million of the increase in revenues. The remaining increase of $0.2 million related to the pipeline operating fee received from the Parent.
Operations and Maintenance Expense — Operations and maintenance expense increased $2.2 million, or 82%, to $5.0 million for the quarter ended March 31, 2008. The increase in operating expenses is mainly due to the additional operating costs related to the natural gas processing facility placed in service in March 2007 and the continued expansion of our natural gas gathering system. Operating expenses will likely increase in the future based on inflation and facility expansion, particularly with the additional processing facility expected to be placed in service the first quarter of 2009.
General and Administrative Expense — General and administrative expense increased $1.3 million, or 266%, to $1.8 million for the quarter ended March 31, 2008. This increase was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs recognized in 2008 in connection with being a publicly traded partnership, including the expansion of our ownership base.
Adjusted Gross Margin — Adjusted gross margin increased $6.3 million, or more than 290%, to $8.4 million for the quarter ended March 31, 2008, primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 40% to approximately 55%, primarily due to the increase in revenues, but was partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.

Depreciation and Accretion Expense — Depreciation and accretion expense increased $1.9 million, or 144%, to $3.2 million for the three months ended March 31, 2008, primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures made subsequent to March 31, 2007 to expand our gathering network.
Interest Expense — Interest expense of $2.4 million for the three months ended March 31, 2008, was comprised of $1.4 million related to the repurchase obligation to Parent, $0.8 million related to the subordinated note payable to Parent and $0.3 million associated with borrowings from the revolving credit facility, of which $0.1 million was capitalized. In the quarter ended March 31, 2007, there was no repurchase obligation, subordinated note payable or borrowings from the revolving credit facility outstanding.
Liquidity and Capital Resources
Prior to our IPO, our sources of liquidity were cash generated from operations and equity investments by our owners. Our sources of liquidity after our IPO include:
•	cash generated from operations;

•	borrowings under our revolving credit facility; and

•	future debt and equity offerings.
We believe that the cash generated from these sources will be sufficient to meet our minimum quarterly cash distributions, our requirements for short-term working capital and our long-term capital expenditures for the next 12 months.
Cash Flows

	For the Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$12,846	$1,759
Net cash used in investing activities	(32,681)	(23,702)
Net cash provided by financing activities	18,947	22,122
As anticipated, KGS’ cash flows are significantly influenced by the production growth in the Fort Worth Basin. As Quicksilver’s total production in the Fort Worth Basin has grown, we have expanded our gathering and processing capabilities to serve the increased production.
Cash Flows Provided by Operating Activities — Cash flows provided by operating activities were $12.8 million for the quarter ended March 31, 2008, an increase of $11.1 million, or 630%, from the comparable 2007 period. This increase resulted primarily from increased revenues and higher profitability associated with the services we provided to the Quicksilver wells connected to our system, as well as the impact of higher non-cash expenses such as depreciation and interest.
Cash Flows Used in Investing Activities — Cash flows used in investing activities were $32.7 million for the quarter ended March 31, 2008, an increase of $9.0 million or approximately 38% from the comparable 2007 period. This increase results from the higher capital expenditures used to expand our gathering system and processing capabilities.
Cash Flows Provided by Financing Activities — Cash flows provided by financing activities were $18.9 million for the quarter ended March 31, 2008, a decrease of $3.2 million or approximately 14% from the comparable 2007 period. Cash flows provided by financing activities during the three months ended March 31, 2008, primarily consisted of the proceeds from borrowings under our credit facility of $26.5 million used to expand our gathering system and processing capabilities, partially offset by distributions of $7.3 million to our unitholders.
Working Capital (Deficit) — Working capital is the amount by which current assets exceed current liabilities and is a measure of our ability to pay our liabilities as they become due. Our working capital (deficit) was ($20.6) million at March

31, 2008, and ($23.9) million at December 31, 2007. However, excluding liabilities associated with capital expenditures, our working capital (deficit) was ($1.9) million and ($0.3) million at these two dates, respectively.
The net decrease in working capital of ($1.6) million from December 31, 2007 to March 31, 2008, resulted primarily from a decrease in cash and cash equivalents and accounts receivable from parent. The net decrease was partially offset by an increase in trade accounts receivable.
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
During the quarter ended March 31, 2008, we recognized an increase of gross property, plant and equipment of $51.0 million, including expansion capital expenditures of approximately $23.4 million and $27.1 million in capital expenditures related to assets subject to repurchase obligations which also go toward expanding our network. We expect that the remaining 2008 budgeted expansion capital expenditures of $54.7 million will be funded from the borrowings under our revolving credit facility.
Debt
See Note 6 to the 2007 Annual Report on Form 10-K for a more complete description of our debt obligations.
Revolving Credit Facility - Our revolving credit facility required us to maintain, as of March 31, 2008, a ratio of our Consolidated EBITDA (as defined in our revolving credit facility) to our net interest expense, of not less than 2.5 to 1.0; and a ratio of total indebtedness to Consolidated EBITDA of not more than 5.00 to 1.0 for quarter ending on March 31, 2008. Furthermore, this revolving credit facility contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	pay distributions; and

•	engage in transactions with affiliates.
Our repurchase obligations to Quicksilver, our obligations to Quicksilver under the subordinated note described below, and the capitalized or non-cash interest thereon, are excluded as indebtedness or interest expense for purposes of determining our covenant compliance.
At March 31, 2008, KGS’ borrowing capacity under the revolving credit facility was $105.9 million, as limited by the agreement’s leverage ratio test, of which $31.5 million was outstanding. As of March 31, 2008, KGS was in compliance with all of the covenants related to the revolving credit facility.
Subordinated Note – We made a scheduled cash payment of $275,000 due on March 31, 2008. Interest expense of $0.8 million recognized during the quarter ended March 31, 2008 was added to the outstanding principal amount.
Repurchase Obligations to Parent - On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of gathering lines that are part of the Cowtown Pipeline (“Cowtown Pipeline Assets”) and two gathering systems in the Lake Arlington area of Tarrant County and Hill County (the “Lake Arlington Dry System” and the “Hill County Dry System,” respectively). At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007.
Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. A portion of the Cowtown Pipeline Assets has commenced commercial service as of March 31, 2008.
Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between KGS, the General Partner and Quicksilver, KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets are complete and commence commercial service. A portion of each system has commenced commercial service as of March 31, 2008.
The following summarizes significant aspects of the assets subject to repurchase obligation (in millions):

			Construction
		Estimate of	Costs
		Construction	Recognized
	June 5, 2007	Costs as of	through March
	Sales Price	March 31, 2008	31, 2008	KGS Repurchase
Cowtown Pipeline Assets	$22.9	$62.8	$53.6	Optional at Cost
Lake Arlington Dry System	3.6	55.2	25.7	Obligatory at Fair Value
Hill County Dry System	3.0	55.8	27.4	Obligatory at Fair Value
Interest cost included in liability	—	—	4.0

	$29.5	$173.8	$110.7

As KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System and intends to exercise its purchase rights, their conveyance has not been treated as a sale for accounting purposes, such that the original cost of $29.5 million and subsequently incurred costs of $77.2 million have been included in both property, plant and equipment and repurchase obligations to Parent. Similarly, KGS’ results of operations include the revenues and expenses for these operations. Under KGS’ revolving credit facility, the repurchase obligations and the imputed interest thereon are excluded from indebtedness and interest expense for purposes of covenant compliance. For the quarter ended March 31, 2008, KGS recognized $1.4 million of interest expense associated with the repurchase obligations, based on a weighted-average interest rate of 6.13%.
Recently Issued Accounting Standards
The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this quarterly report.

Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of this quarterly report. Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2007 annual report on Form 10-K for the year ended December 31, 2007. These critical estimates, for which no significant changes have occurred in the quarter ended March 31, 2008, include:
•	Depreciation Expense and Cost Capitalization Policies;

•	Repurchase Obligations to Parent;

•	Asset Retirement Obligations; and

•	Equity-Based Compensation
The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results may differ materially from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.
Credit Risk
Our primary risk is that we are dependent on Quicksilver for almost all of our supply of natural gas volumes, and are consequently subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees. Quicksilver’s credit ratings are below investment grade where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy contract counterparty or with a more diversified group of customers. Unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees.
Interest Rate Risk
Interest rates remain near their 50-year record lows. If interest rates were to rise, our financing costs would increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
We are exposed to variable interest rate risk as a result of borrowings we may have under our revolving credit facility, our Subordinated Note and our repurchase obligations to the Parent.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may at any given time be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation.
Item 1A. Risk Factors
There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits:

Exhibit No.	Description

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 9, 2008

QUICKSILVER GAS SERVICES LP

By: QUICKSILVER GAS SERVICES GP LLC, its General Partner

By:	/s/ Thomas F. Darden

Thomas F. Darden
President and Chief Executive Officer

By:	/s/ Philip Cook

Philip Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith