Form 10-Q
period 2008-06-30
Quicksilver Gas Services LP
filed 2008-08-06
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33631
Quicksilver Gas Services LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2639586 (I.R.S. Employer Identification No.)

777 West Rosedale, Fort Worth, Texas (Address of principal executive offices)	76104 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant has 12,269,714 Common Units, and 11,513,625 Subordinated Units outstanding as of July 25, 2008.

DEFINITIONS
As used in this report, unless the context otherwise requires:
“Bbl” or “Bbls” means barrel or barrels
“Btu” means British Thermal units, a measure of heating value
“LIBOR” means London Interbank Offered Rate
“Management” means management of the Partnership’s General Partner
“MMBtu” means million Btu
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
Other commonly used terms and abbreviations include:
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“IPO” means our initial public offering completed on August 10, 2007
“Gas Gathering and Processing Agreement” means the Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources, Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc.
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means, unless the context otherwise requires, Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in North Texas
“SEC” means the United States Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the Financial Accounting Standards Board

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
     The information contained in this report should be read in conjunction with the information contained in our 2007 Annual Report on Form 10-K.
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
     The list of factors is not exhaustive, and new factors may emerge or changes to these factors may occur that would impact our business. Additional information regarding these and other factors may be contained in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K. All such risk factors are difficult to predict and are subject to material uncertainties that may affect actual results and may be beyond our control.

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Gathering and transportation revenue — parent	$7,199	$3,100	$13,676	$5,510
Gathering and transportation revenue	1,633	147	2,453	338
Gas processing revenue — parent	7,701	3,714	14,521	6,217
Gas processing revenue	1,447	124	2,290	391
Other revenue — parent	225	33	450	33

Total revenues	18,205	7,118	33,390	12,489

Expenses
Operations and maintenance — parent	5,312	2,228	10,262	4,945
General and administrative — parent	1,422	686	3,239	1,182
Depreciation and accretion	3,407	1,824	6,563	3,119

Total expenses	10,141	4,738	20,064	9,246

Operating income	8,064	2,380	13,326	3,243

Other income	1	23	6	35
Interest expense	2,421	211	4,839	211

Income before income taxes	5,644	2,192	8,493	3,067

Income tax provision	38	57	3	97

Net income	$5,606	$2,135	$8,490	$2,970

General partner interest in net income	$126		$182
Common and subordinated unitholders’ interest in net income	$5,480		$8,308
Earnings per common and subordinated unit — basic	$0.23		$0.35
Earnings per common and subordinated unit — diluted	$0.23		$0.35
Weighted average number of common and subordinated units outstanding:
Basic	23,783		23,783
Diluted	23,924		23,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data — Unaudited

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$607	$1,125
Trade accounts receivable	2,317	882
Accounts receivable from parent	—	800
Prepaid expenses and other current assets	972	690

Total current assets	3,896	3,497

Property, plant and equipment, net	372,633	273,948

Other assets	1,140	965

	$377,669	$278,410

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,100	$1,100
Accounts payable to parent	4,446	—
Accrued additions to property, plant and equipment	22,236	23,624
Accounts payable and other	3,586	2,700

Total current liabilities	31,368	27,424

Long-term debt	55,300	5,000
Note payable to parent	51,508	50,569
Repurchase obligations to parent	131,911	82,251
Asset retirement obligations	3,187	2,793
Deferred income tax liability	118	173
Commitments and contingent liabilities (Note 8)

Partners’ Capital
Common unitholders (12,269,714 and 12,263,625 units issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	107,072	109,830
Subordinated unitholders (11,513,625 units issued and outstanding at June 30, 2008 and December 31, 2007)	(2,703)	356
General Partner	(92)	14

Total partners’ capital	104,277	110,200

	$377,669	$278,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$8,490	$2,970
Items included in net income not affecting cash
Depreciation	6,478	3,088
Accretion of asset retirement obligation	85	31
Deferred income taxes	(55)	—
Equity-based compensation	501	—
Amortization of debt issuance costs	105	—
Non-cash interest expense on repurchase obligations to parent	2,928	211
Non-cash interest expense on note payable to parent	1,489	—
Changes in assets and liabilities:
Accounts receivable	(1,435)	(104)
Prepaid expenses and other assets	(562)	(246)
Accounts receivable from parent	5,170	—
Accounts payable and other	886	108

Net cash provided by operating activities	24,080	6,058

Investing activities:
Capital expenditures	(59,434)	(45,040)

Net cash used in investing activities	(59,434)	(45,040)

Financing activities:
Proceeds from revolving credit facility borrowings	50,300	—
Repayment of subordinated note to parent	(550)	—
Contributions by parent	—	39,017
Contributions by other partners	—	167
Distributions to unitholders	(14,914)	—

Net cash provided by financing activities	34,836	39,184

Net (decrease) increase in cash	(518)	202

Cash at beginning of period	1,125	2,797

Cash at end of period	$607	$2,999

Cash paid for interest	$739	$—

Non-cash transactions:
Changes in working capital related to capital expenditures	$1,312	$(10,156)
Repurchase obligations to parent:
Receivable from parent for sale of pipeline and gathering assets	$—	$(29,509)
Acquisition of property, plant and equipment by parent	$(46,732)	$(8,559)

	$(46,732)	$(38,068)
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
In thousands — Unaudited

	Partners’ Capital
	Limited Partners
	Common	Subordinated	General Partner	Total

Balance at December 31, 2007	$109,830	$356	$14	$110,200
Equity-based compensation	501	—	—	501
Distributions paid to partners	(7,545)	(7,081)	(288)	(14,914)
Net income	4,286	4,022	182	8,490

Balance at June 30, 2008	$107,072	$(2,703)	$(92)	$104,277

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
     KGS Predecessor, since its inception in 2004, was comprised of entities under the common control of Quicksilver Resources Inc. (“Quicksilver” or “Parent”). The entities under common control, after having been formed by Quicksilver and giving effect to multiple contemporaneous transactions, were Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P.
     Initial Public Offering — KGS’ initial public offering, or IPO, of 5,000,000 common units was completed on August 10, 2007 and the sale of an additional 750,000 common units was completed on September 7, 2007 pursuant to the underwriters’ option to purchase additional common units.
     As of June 30, 2008, the ownership of KGS is as follows:

Percentage
Ownership
Common unitholders:
Public	27.1%
Quicksilver	23.5%
Subordinated unitholders:
Quicksilver	47.5%

Total limited partner interest	98.1%

General Partner interest:
Quicksilver	1.9%

Total	100.0%

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
     Description of Business — KGS is engaged in the business of gathering and processing natural gas and natural gas liquids, also known as NGLs, produced in the Barnett Shale formation of the Fort Worth Basin located in North Texas. KGS provides services under contracts, whereby it receives fixed fees for performing the gathering and processing services. KGS does not take title to the natural gas or associated natural gas liquids that it gathers and processes and thus avoids direct commodity price exposure.
     KGS’ principal assets consist of a pipeline system in the Fort Worth Basin, referred to as the Cowtown Pipeline, and a natural gas processing plant in Hood County, Texas, referred to as the Cowtown Plant. The Cowtown Pipeline consists of natural gas pipelines that gather natural gas produced by KGS’ customers and delivers it to the Cowtown Plant. The Cowtown Plant consists of two natural gas processing units that extract NGLs from the natural gas stream and deliver KGS customers’ residue gas to unaffiliated pipelines for transport downstream. KGS customers’ NGLs are also delivered to unaffiliated pipelines for transport downstream.

     As more fully described in Note 2, the KGS financial statements also include the operations of a gathering system in the Lake Arlington area of Tarrant County, Texas and a gathering system in Hill County, Texas. Each of these systems gathers production from the Fort Worth Basin and delivers it to an unaffiliated interconnecting pipeline.
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
     These unaudited condensed consolidated interim financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the U.S. These financial statements should be read in conjunction with the audited financial statements included in our 2007 Annual Report on Form 10-K. In the opinion of management all adjustments and eliminations of intercompany balances necessary to present fairly the Partnership’s results of operations, financial position and cash flows for the periods presented have been made. All such adjustments are of a normal and recurring nature. Certain disclosures normally included in financial statements have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
     Use of Estimates — The preparation of financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results may differ from those estimates.
     Repurchase Obligations to Parent — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of:
•	gathering lines that are part of the Cowtown Pipeline (“Cowtown Pipeline Assets”);

•	a gathering system in the Lake Arlington area of Tarrant County (“Lake Arlington Dry System”); and

•	a gathering system in Hill County (“Hill County Dry System”).
     At June 5, 2007, these assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007.
Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. A portion of the Cowtown Pipeline Assets has commenced commercial service as of June 30, 2008.
Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between KGS, the General Partner and Quicksilver, KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets are completed and commence commercial service. A portion of each system has commenced commercial service as of June 30, 2008.

     The following table summarizes significant aspects of the assets subject to repurchase obligation (in millions):

		Estimate of	Construction Costs
	June 5, 2007	Construction Costs as	Recognized through
	Sales Price	of June 30, 2008(1)	June 30, 2008	KGS Repurchase
Cowtown Pipeline Assets	$22.9	$64.3	$62.1	Optional at Cost
Lake Arlington Dry System	3.6	78.0	31.8	Obligatory at Fair Value
Hill County Dry System	3.0	60.4	32.5	Obligatory at Fair Value
Interest cost included in liability	—	—	5.5

	$29.5	$202.7	$131.9

(1)	The estimates of total construction cost are subject to change based on changes in the producers’ drilling progress, material and labor costs, easement costs and other factors.
     As KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets, the Lake Arlington Dry System and the Hill County Dry System, and presently intends to exercise its purchase rights, the assets’ conveyance has not been treated as a sale for accounting purposes. Accordingly, the original cost of $29.5 million and subsequently incurred costs of $96.9 million are recognized in KGS’ property, plant and equipment and repurchase obligations to Parent. Similarly, KGS’ results of operations include the revenues and expenses for these operations. Under KGS’ credit agreement, the repurchase obligations and the imputed interest thereon are excluded from indebtedness and interest expense for purposes of covenant compliance. For the six months ended June 30, 2008, KGS recognized $2.9 million of interest expense associated with the repurchase obligations to Parent based on a weighted-average interest rate of 5.6%.
     Net Income per Limited Partner Unit — KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner.
     Basic earnings per unit is computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit is computed using the treasury stock method, which considers the impact to net income and common equivalent units from the potential issuance of units. However, because the IPO was completed on August 10, 2007, the basic and diluted earnings per unit calculations are relevant only for the post-IPO period presented in the unaudited condensed consolidated interim financial statements.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(In thousands, except per unit data)

Common and subordinated unitholders’ interest in net income	$5,480	$8,308
Weighted average common and subordinated units — basic	23,783	23,783
Effect of restricted phantom units	141	141

Weighted average common and subordinated units — diluted	23,924	23,924

Earnings per common and subordinated unit — basic	$0.23	$0.35
Earnings per common and subordinated unit — diluted	$0.23	$0.35
     Other Comprehensive Income — Other comprehensive income is equal to net income for the periods presented.

Recently Issued Accounting Standards
Pronouncements Implemented
     SFAS No. 157, Fair Value Measurements, was issued by the FASB in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. The Partnership adopted SFAS No. 157 on January 1, 2008 without significant impact.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. While SFAS No. 159 became effective on January 1, 2008, the Partnership did not elect the fair value measurement option for any of its financial assets or liabilities.
     On April 30, 2007, the FASB issued FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. The Partnership adopted FSP No. 39-1 on January 1, 2008 without significant impact.
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
     SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the Parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Statement is effective for the Partnership beginning January 1, 2009. Management is determining the extent of the effect, if any; this adoption will have on the Partnership’s financial statements in addition to reclassifying the Partnership’s noncontrolling interests into equity.
     The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, in March 2008. Under SFAS No. 161, companies are required to disclose the fair value of all derivative and hedging instruments and their gains or losses in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. SFAS No. 161 is effective for the Partnership beginning January 1, 2009, and is not expected to have a significant impact.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Partnership does not expect the adoption of SFAS 162 to have an impact on our financial statements or related disclosures.
     Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”), in March 2008, the EITF ratified its consensus opinion on EITF 07-4. EITF 07-4 addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS No. 128, “Earnings per Share” (“SFAS 128”) and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. EITF 07-4 should be applied retrospectively for all periods presented. The Partnership is currently evaluating the impact that EITF 07-4 will have on its earnings per unit calculation.
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     The KGS partnership agreement requires that KGS distribute, within 45 days after the end of each quarter, all of its Available Cash (as defined in the KGS partnership agreement) to unitholders of record on the applicable record date selected by the general partner.
     For the quarter ended June 30, 2008, KGS declared a distribution of $0.35 per limited partner unit holders of record on July 31, 2008. The aggregate distribution of available cash of approximately $8.5 million will be paid on August 14, 2008, and recognized as a reduction to partners’ capital upon payment.
     For the quarter ended March 31, 2008, KGS declared a distribution of $0.315 per limited partner unit holders of record on April 30, 2008. The aggregate distribution of available cash that was paid on May 15, 2008, was approximately $7.6 million and recognized as a reduction to partners’ capital.
     The distribution payable for the quarter ended June 30, 2008 will result in the payment of approximately $20,000 to the general partner for its incentive distribution rights.
4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

		June 30,	December 31,
	Depreciable Life	2008	2007
		(in thousands)
Gathering and transportation systems	20 years	$145,782	$106,478
Processing plants	20-25 years	135,358	117,571
Construction in progress — plant		44,281	12,636
Construction in progress — pipeline		27,984	20,046
Rights-of-way and easements	20 years	34,476	26,905
Land		952	952
Buildings and other	20-40 years	1,828	910

		390,661	285,498
Accumulated Depreciation		(18,028)	(11,550)

Net property, plant and equipment		$372,633	$273,948

5. RELATED-PARTY TRANSACTIONS
     KGS routinely conducts business with Quicksilver and its affiliates. For a more complete description of our agreements with Quicksilver, see Note 11, Transactions With Related Parties, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
     During second quarter, Cowtown Gas Processing Partners, L.P., a wholly-owned subsidiary of the Partnership, agreed to purchase land and a warehouse located in Hood County, Texas, from Parent for $0.3 million, with $0.6 million of subsequently incurred costs that remain payable to Parent as of June 30, 2008.
     The following table summarizes the general and administrative expenses, including Parent’s general and administrative expense allocated to KGS, for the periods presented in this quarterly report.

	Six Months Ended June 30,
	2008	2007
	(in thousands)
General and administrative expense — parent
Allocation of general and administrative overhead	$1,126	$850
Audit and tax services	476	166
Equity-based compensation expense	684	—
Legal services	325	—
Insurance expense	170	46
Management fee	—	120
Salary and benefits	235	—
Other	223	—

Total general and administrative expense — parent	$3,239	$1,182

     The Partnership has agreed to obtain additional easement rights for a total cost of $0.2 million, from an affiliate of an entity that beneficially owns more than 5% of KGS’ outstanding units.
6. LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Credit agreement	$55,300	$5,000
Subordinated note to Parent	52,608	51,669

	107,908	56,669
Current maturities of debt	(1,100)	(1,100)

Long-term debt	$106,808	$55,569

     For a more complete description of our indebtedness, see Note 6, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
     At June 30, 2008, KGS’ borrowing capacity under the credit agreement was $139.2 million, as limited by the agreement’s leverage ratio test, which resulted in available capacity of $83.8 million.

7. ASSET RETIREMENT OBLIGATIONS
     Activity for KGS’ liability for asset retirement obligations is as follows:

Six Months Ended
June 30, 2008
(in thousands)
Beginning asset retirement obligations	$2,793
Incremental liability incurred	309
Accretion expense	85

Ending asset retirement obligations	$3,187

As of June 30, 2008, no assets are legally restricted for use in settling asset retirement obligations.
8. COMMITMENTS AND CONTINGENT LIABILITIES
     KGS has agreements with Parent and other third parties to provide gathering and processing of natural gas and the delivery of natural gas and NGLs for sale in the Fort Worth Basin. The terms of these agreements range in length from one to 10 years. Quicksilver has dedicated to KGS all of its natural gas production from the Quicksilver Counties until August 10, 2017. The agreement automatically renews for one-year periods absent written notice of termination by either of the parties.
     Additionally, KGS has agreements with third parties providing for the construction of a natural gas processing plant and natural gas compression equipment. Payments are due to the third parties upon completion of specified construction, manufacturing and delivery milestones. During the six months ended June 30, 2008, $38.8 million was paid to third parties related to the construction of facilities. KGS estimates additional payments of $61.2 million will be made upon completion of specified construction, manufacturing and delivery milestones.
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
     The Parent does not expect to owe consolidated Texas margin tax for 2008, thus, KGS does not expect to make a cash payment for 2008 Texas margin tax, based upon Texas filing rules. All effects of the Texas margin tax are captured in deferred income taxes.

10. EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Units	Value	Units	Value
Unvested Phantom Units — December 31, 2007	84,961	$21.36	9,833	$21.36

Vested	—	—	(6,089)	21.36
Issued	6,200	24.27	137,148	25.25
Cancelled	(3,000)	21.36	—	—

Unvested Phantom Units — June 30, 2008	88,161	$21.56	140,892	$25.15

     At January 1, 2008, KGS had total unvested compensation cost of $1.9 million related to unvested phantom units. KGS recognized compensation expense of approximately $0.8 million during the six months ended June 30, 2008, including $0.3 million for remeasuring awards to be settled in cash to their revised fair value. Grants of phantom units during the first six months of 2008 had an estimated fair value of $2.7 million. KGS has unearned compensation of $3.8 million at June 30, 2008, which will be recognized in expense over a weighted average period of 2.4 years. Phantom units that vested during the six months ended June 30, 2008 had a fair value of $0.2 million on their vesting date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a growth-oriented Delaware limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, as well as other natural gas producers in this area. During the quarter ended June 30, 2008, approximately 79% of our total natural gas gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather and process natural gas pursuant to contracts under which we receive fixed fees per mcf of natural gas that we gather and process. We do not take title to the natural gas and associated natural gas liquids, or NGLs, that we gather and process, and therefore avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in a decline in volumes produced by our customers and a resulting decrease in our revenues. Our contracts provide stable cash flows, but minimal, if any, upside in higher commodity price environments.
Operational Measurement
     Our management uses a variety of financial and operational measurements to analyze our performance. We view these as important factors affecting our profitability and review them monthly for consistency and trend analysis. On a company-wide basis, these measures are outlined below.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007.
     The following table and discussion relates to our unaudited condensed consolidated results of operations for the three month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(In thousands, except volume data)

Total revenues	$18,205	$7,118

Operations and maintenance expense	5,312	2,228

General and administrative expense	1,422	686

Adjusted gross margin	11,471	4,204

Other income	1	23

EBITDA	11,472	4,227

Depreciation and accretion expense	3,407	1,824
Interest expense	2,421	211
Income tax provision	38	57

Net income	$5,606	$2,135

Volume Data:

Volumes gathered (MMcf)	17,127	6,613

Volumes processed (MMcf)	14,593	6,154

The following table summarizes our volumes for the three months ended June 30, 2008 and 2007:

	Gathering		Processing
	2008	2007	2008	2007
		(MMcf)
Cowtown Pipeline Assets	14,764	6,613	14,593	6,154
Lake Arlington Dry System	1,700	—	—	—
Hill County Dry System	663	—	—	—

Total	17,127	6,613	14,593	6,154

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
	(in thousands)
Revenue for the quarter ended June 30, 2007	$3,247	$3,838	$33	$7,118
Volume changes	5,422	5,291	—	10,713
Price changes	163	19	192	374

Revenue for the quarter ended June 30, 2008	$8,832	$9,148	$225	$18,205

     Total Revenues — Approximately $10.7 million of the increase was due to the increases in volumes that we gathered and processed in the Fort Worth Basin. This volume increase is due to the continued development of the Fort Worth Basin, particularly in the Hood County and Lake Arlington areas.
     Operations and Maintenance Expense —The increase in operating expenses is primarily due to the additional operating costs related to the continued expansion of our natural gas gathering system in Hood County and the Lake Arlington areas. However, the increase in our operating and maintenance expenses have been less significant than the increase in our throughput volumes and revenues. Operating expenses will likely increase in the future based on inflation and facility expansion.
     General and Administrative Expense — The increase was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs recognized in 2008 in connection with being a publicly traded partnership. General and administrative expense includes $0.3 million of non-cash equity based compensation for the quarter ended June 30, 2008, with no such expense in the same period ended June 30, 2007.
     Adjusted Gross Margin — Adjusted gross margin increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 59% in the prior year quarter to approximately 63% in the current quarter, primarily due to the increase in revenues, but was partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures made subsequent to June 30, 2007 to expand our gathering network.
     Interest Expense — Interest expense of $2.4 million for the three months ended June 30, 2008, was comprised of $1.5 million related to the repurchase obligation to Parent, $0.7 million related to the subordinated note payable to Parent and $0.5 million associated with borrowings from the credit agreement, of which $0.3 million was capitalized. In the quarter ended June 30, 2007, the partnership had significantly less debt.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007.
     The following table and discussion relates to our unaudited condensed consolidated results of operations for the six month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(In thousands, except volume data)

Total revenues	$33,390	$12,489

Operations and maintenance expense	10,262	4,945

General and administrative expense	3,239	1,182

Adjusted gross margin	19,889	6,362

Other income	6	35

EBITDA	19,895	6,397

Depreciation and accretion expense	6,563	3,119
Interest expense	4,839	211
Income tax provision	3	97

Net income	$8,490	$2,970

Volume Data:

Volumes gathered (MMcf)	31,678	12,130

Volumes processed (MMcf)	26,749	10,983

The following table summarizes our volumes for the six months ended June 30, 2008 and 2007:

	Gathering		Processing
	2008	2007	2008	2007
	(MMcf)
Cowtown Pipeline Assets	27,329	12,130	26,749	10,983
Lake Arlington Dry System	3,024	—	—	—
Hill County Dry System	1,325	—	—	—

Total	31,678	12,130	26,749	10,983

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
	(in thousands)
Revenue for the six months ended June 30, 2007	$5,848	$6,608	$33	$12,489
Volume changes	9,953	9,908	—	19,861
Price changes	328	295	417	1,040

Revenue for the six months ended June 30, 2008	$16,129	$16,811	$450	$33,390

     Total Revenues — Approximately $19.9 million of the increase was due to the increase in volumes that we gathered and processed in the Fort Worth Basin. Revenues are expected to increase as more of the Fort Worth Basin is developed and more reserves are produced. Additionally, our expanded facilities, including the additional processing facility to be placed into service in 2009, will likely result in more throughput and revenues for us.
     Operations and Maintenance Expense — The increase in operating expenses is mainly due to the additional operating costs related to the natural gas processing facility placed in service in March 2007 and the continued expansion of our natural gas gathering system. However, the increase in our operating and maintenance expenses have been less significant than the increase in our throughput volumes and revenues. Operating expenses will likely increase in the future based on inflation and facility expansion.
     General and Administrative Expense — The increase was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs recognized in 2008 in connection with being a publicly traded partnership. General and administrative expense includes $0.7 million of non-cash equity based compensation for the six months ended June 30, 2008, with no such expense in the same period ended June 30, 2007.
     Adjusted Gross Margin — Adjusted gross margin increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 51% in the prior year six month period to approximately 60% in the current year six month period, primarily due to the increase in revenues, but was partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the higher gross cost of property, plant and equipment due to capital expenditures made subsequent to June 30, 2007 to expand our gathering network.
     Interest Expense — Interest expense of $4.8 million for the six months ended June 30, 2008, was comprised of $2.9 million related to the repurchase obligation to Parent, $1.5 million related to the subordinated note payable to Parent and $0.8 million associated with borrowings from the credit agreement, of which $0.4 million was capitalized. In the six months ended June 30, 2007, the partnership had significantly less debt.
Liquidity and Capital Resources
     Prior to our IPO, our sources of liquidity were cash generated from operations and equity investments by our owners. Our sources of liquidity after our IPO include:
•	cash generated from operations;

•	borrowings under our credit agreement; and

•	future debt and equity offerings.
     We believe that the cash generated from these sources will be sufficient to meet our minimum quarterly cash distributions and our requirements for short-term working capital and our long-term capital expenditures for the next 12 months.

Cash Flows

	For the Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$24,080	$6,058
Net cash used in investing activities	(59,434)	(45,040)
Net cash provided by financing activities	34,836	39,184
     KGS’ cash flows are significantly influenced by the production growth in the Fort Worth Basin. As Quicksilver’s total production in the Fort Worth Basin has grown, we have expanded our gathering and processing capabilities to serve the increased production.
     Cash Flows Provided by Operating Activities — The increase in cash flows provided by operations resulted primarily from increased revenues and higher profitability associated with the services we provided to the customers whose wells are connected to our system.
     Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulted from the higher capital expenditures used to expand our gathering system and processing capabilities. We have expended $45.5 million in 2008 on processing facilities and $13.9 million on gathering assets.
     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in 2008, consisted primarily of the proceeds from borrowings under our credit agreement of $50.3 million used to expand our gathering system and processing capabilities, partially offset by distributions of $14.9 million to our unitholders.
The following table presents our cash distributions for 2008 and 2007:

	Attributable to the	Per Unit	Total Cash
Payment Date	quarter ended	Distribution	Distribution
			(in millions)
Pending Distributions
August 14, 2008	June 30, 2008	$0.350	$8.5

Completed Distributions
May 15, 2008	March 31, 2008	$0.315	$7.6
February 14, 2008	December 31, 2007	$0.300	$7.3
November 14, 2007	September 30, 2007	$0.168	$4.1
     Working Capital (Deficit) — Working capital is a measure of our ability to pay our liabilities as they become due. Our working capital (deficit) was ($27.5) million at June 30, 2008, and ($23.9) million at December 31, 2007. However, excluding liabilities associated with capital expenditures, our working capital (deficit) was ($5.2) million and ($0.3) million at these two dates, respectively.
     The net decrease in working capital of ($3.6) million from December 31, 2007 to June 30, 2008, resulted primarily from a decrease in cash and cash equivalents and an increase in accounts payable to parent and accounts payable and other. The net decrease was partially offset by an increase in trade accounts receivable. The net working capital deficit is expected to be funded by cash generated from operations and, to a lesser extent, available borrowings under the credit agreement.

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
     During 2008, we have increased gross property, plant and equipment by $105.2 million, including expansion capital expenditures of approximately $57.5 million, $0.9 million in maintenance capital expenditures and $46.8 million in capital expenditures related to assets subject to repurchase obligations. We expect that the remaining capital expenditures for 2008 to be approximately $73 million, excluding any expenditure to reacquire or develop assets subject to repurchase obligations. These expenditures will be funded through a combination of operating cash flow and borrowings under our revolving credit agreement.
Debt
See Note 6 to the 2007 Annual Report on Form 10-K for a more complete description of our debt obligations.
     Revolving Credit Facility — Our revolving credit agreement required us to maintain, as of June 30, 2008, a ratio of our Consolidated EBITDA (as defined in our credit agreement) to our net interest expense, of not less than 2.5 to 1.0; and a ratio of total indebtedness to Consolidated EBITDA of not more than 4.75 to 1.0 for the quarter ending on June 30, 2008. Furthermore, this credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	pay distributions; and

•	engage in transactions with affiliates.
     Our repurchase obligations to Quicksilver, our obligations to Quicksilver under the subordinated note described below, and the capitalized or non-cash interest thereon, are excluded as indebtedness or interest expense for purposes of determining our covenant compliance.
     At June 30, 2008, KGS’ borrowing capacity under the credit agreement was $139.2 million, as limited by the agreement’s leverage ratio test, which resulted in available capacity of $83.8 million. As of June 30, 2008, KGS was in compliance with all of the covenants related to the credit agreement. Should our EBITDA continue to grow, we expect the borrowing capacity under the credit agreement to grow as well.
     Subordinated Note — We made scheduled cash payments of $0.3 million due on both March 31, 2008 and June 30, 2008. Interest expense of $1.5 million recognized during the six months ended June 30, 2008 was added to the outstanding principal amount.
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

Cowtown Pipeline Assets Repurchase: In accordance with the Gas Gathering and Processing Agreement (the “Gas Gathering and Processing Agreement”) between KGS and Quicksilver, KGS has the option to purchase the Cowtown Pipeline Assets from Quicksilver at historical cost within two years after the Cowtown Pipeline Assets commence commercial service. A portion of the Cowtown Pipeline Assets has commenced commercial service as of June 30, 2008.
Lake Arlington Dry System and Hill County Dry System Repurchases: In accordance with the Omnibus Agreement between KGS, the General Partner and Quicksilver, KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within two years after those assets are complete and commence commercial service. A portion of each system has commenced commercial service as of June 30, 2008. KGS anticipates purchasing the Lake Arlington Dry System in the second half of 2008.
     The following summarizes significant aspects of the assets subject to repurchase obligation (in millions):

		Estimate of	Construction Costs
	June 5, 2007	Construction Costs	Recognized through
	Sales Price	as of June 30, 2008(1)	June 30, 2008	KGS Repurchase
Cowtown Pipeline Assets	$22.9	$64.3	$62.1	Optional at Cost
Lake Arlington Dry System	3.6	78.0	31.8	Obligatory at Fair Value
Hill County Dry System	3.0	60.4	32.5	Obligatory at Fair Value
Interest cost included in liability	—	—	5.5

	$29.5	$202.7	$131.9

(1)	The estimates of total construction cost are subject to change based on changes in the producers’ drilling progress, material and labor costs, easement costs and other factors.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of this quarterly report.

Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of this quarterly report. Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report on Form 10-K. These critical estimates, for which no significant changes have occurred in the six months ended June 30, 2008, include estimates and assumptions pertaining to:
•	Depreciation expense and capitalization limits for property, plant and equipment;
•	Repurchase obligations to Parent;
•	Asset retirement obligations; and
•	Equity-based compensation
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
     We are exposed to variable interest rate risk as a result of borrowings we may have under our revolving credit agreement, our Subordinated Note and our repurchase obligations to the Parent.
Item 4. Controls and Procedures
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we are and may at any given time be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation.
Item 1A. Risk Factors
     There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” included in our 2007 Annual Report on Form 10-K.
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
Dated: August 6, 2008

QUICKSILVER GAS SERVICES LP
By:	QUICKSILVER GAS SERVICES GP LLC, its General Partner

By:	/s/ Thomas F. Darden
Thomas F. Darden
President and Chief Executive Officer

By:	/s/ Philip Cook
Philip Cook
Senior Vice President — Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith