Form 10-Q
period 2008-09-30
Quicksilver Gas Services LP
filed 2008-11-06
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant has 12,269,714 Common Units, and 11,513,625 Subordinated Units outstanding as of October 31, 2008.

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
Other commonly used terms and abbreviations include:
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“IPO” means our initial public offering completed on August 10, 2007
“Gas Gathering and Processing Agreement” means the Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
“Lake Arlington Gas Gathering Agreement” means the Amended and Restated Gas Gathering Agreement, dated September 1, 2008, among Quicksilver Resources Inc. and Cowtown Pipeline L.P. and then assigned to Cowtown Pipeline Partners L.P.
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

Explanatory Note
     On August 10, 2007, we completed our IPO, of 5,000,000 common units representing limited partnership interests. On September 7, 2007, we sold an additional 750,000 common units upon the exercise by the underwriters of the IPO of an over-allotment option that we had previously granted to them.
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
Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in the Parent and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken or non-performance by third-parties, including suppliers, contractors, operators, processors, transporters and customers;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted amounts;

•	the effects of existing and future laws and governmental regulations; and

•	the effects of future litigation.
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
For the Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Gathering and transportation revenue — parent	$8,674	$4,102	$22,350	$9,612
Gathering and transportation revenue	1,553	500	4,006	838
Gas processing revenue — parent	7,345	4,892	21,866	11,109
Gas processing revenue	1,507	521	3,797	912
Other revenue — parent	225	267	675	300

Total revenues	19,304	10,282	52,694	22,771

Expenses
Operations and maintenance — parent	4,772	3,072	15,034	8,063
General and administrative — parent	1,473	1,217	4,712	2,353
Depreciation and accretion	3,866	2,188	10,429	5,307

Total expenses	10,111	6,477	30,175	15,723

Operating income	9,193	3,805	22,519	7,048

Other income	4	114	10	149
Interest expense	2,703	1,728	7,542	1,939

Income before income taxes	6,494	2,191	14,987	5,258

Income tax provision	106	92	109	189

Net income	$6,388	$2,099	$14,878	$5,069

Net income attributable to the period from beginning of period to August 9, 2007		$474		$3,444
Net income attributable to the period from August 10, 2007 to September 30, 2007		1,625		1,625

Net income		$2,099		$5,069

General partner interest in net income (1)	$137	$32	$314	$32
Common and subordinated unitholders’ interest in net income (1)	$6,251	$1,593	$14,564	$1,593
Earnings per common and subordinated unit:(1)
Basic	$0.26	$0.07	$0.61	$0.07
Diluted	$0.26	$0.07	$0.61	$0.07

Weighted average number of common and subordinated units outstanding:(1)
Basic	23,783	23,777	23,783	23,777
Diluted	26,829	23,787	23,924	23,787

(1)	Amounts for 2007 represent the period from August 10, 2007 to September 30, 2007
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data — Unaudited

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$342	$1,125
Trade accounts receivable	1,883	882
Accounts receivable from parent	—	800
Prepaid expenses and other current assets	584	690

Total current assets	2,809	3,497

Property, plant and equipment, net	437,882	273,948

Other assets	1,084	965

	$441,775	$278,410

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,100	$1,100
Accounts payable to parent	291	—
Accrued additions to property, plant and equipment	22,472	23,624
Accounts payable and other	3,704	2,700

Total current liabilities	27,567	27,424

Long-term debt	104,300	5,000
Note payable to parent	51,904	50,569
Repurchase obligations to parent	151,864	82,251
Asset retirement obligations	3,502	2,793
Deferred income tax liability	225	173
Commitments and contingent liabilities (Note 8)

Partners’ Capital
Common unitholders (12,269,714 and 12,263,625 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	106,262	109,830
Subordinated unitholders (11,513,625 units issued and outstanding at September 30, 2008 and December 31, 2007)	(3,705)	356
General Partner	(144)	14

Total partners’ capital	102,413	110,200

	$441,775	$278,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$14,878	$5,069
Items included in net income not affecting cash:
Depreciation	10,297	5,253
Accretion of asset retirement obligation	132	54
Deferred income taxes	52	16
Equity-based compensation	758	45
Amortization of debt issuance costs	158	33
Non-cash interest expense on repurchase obligations to parent	4,663	1,228
Non-cash interest expense on note payable to parent	2,160	625
Changes in assets and liabilities:
Accounts receivable	(1,001)	(858)
Prepaid expenses and other assets	(171)	(229)
Accounts receivable from parent	3,435	—
Accounts payable and other	1,004	(57)

Net cash provided by operating activities	36,365	11,179

Investing activities:
Capital expenditures	(112,200)	(55,184)

Net cash used in investing activities	(112,200)	(55,184)

Financing activities:
Proceeds from sale of assets to parent	—	29,508
Proceeds from revolving credit facility borrowings	99,300	—
Repayment of subordinated note to parent	(825)	—
Debt issuance costs	—	(715)
Net proceeds from issuance of equity units	—	112,108
Distribution of offering proceeds to partners	—	(119,806)
Contributions by parent	—	38,045
Contributions by other partners	—	167
Distributions to unitholders	(23,423)	—

Net cash provided by financing activities	75,052	59,307

Net (decrease) increase in cash	(783)	15,302

Cash at beginning of period	1,125	2,797

Cash at end of period	$342	$18,099

Cash paid for interest	$1,465	$—
Income taxes paid	$332	$—
Non-cash investing and financing transactions:
Working capital related to capital expenditures	$27,314	$17,828
Prepaid insurance	$—	$(176)
Debt issuance costs	$—	$(277)
Cost in connection with the initial public offering	$—	$(2,465)
Issuance of subordinated note payable to parent	$—	$50,000
Acquisition of property, plant and equipment under repurchase obligation	$(64,950)	$(33,722)
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
In thousands — Unaudited

	Partners’ Capital
	Limited Partners		General
	Common	Subordinated	Partner	Total
Balance at December 31, 2007	$109,830	$356	$14	$110,200
Equity-based compensation expense recognized	758	—	—	758
Distributions paid to partners	(11,840)	(11,111)	(472)	(23,423)
Net income	7,514	7,050	314	14,878

Balance at September 30, 2008	$106,262	$(3,705)	$(144)	$102,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services LP (the “Partnership” or “KGS”) is a Delaware limited partnership formed in January 2007 for the purpose of completing a public offering of common units and concurrently acquiring the assets of Quicksilver Gas Services Predecessor (“KGS Predecessor”). KGS’ general partner is Quicksilver Gas Services GP LLC, a Delaware limited liability company, which is owned by Quicksilver Resources Inc. (“Quicksilver” or “Parent”).
     KGS Predecessor, since its inception in 2004, was comprised of entities under the common control of Quicksilver. The entities under common control, after having been formed by Quicksilver and giving effect to multiple contemporaneous transactions, were Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P.
     Initial Public Offering — KGS’ initial public offering, or IPO, of 5,000,000 common units was completed on August 10, 2007, and the sale of an additional 750,000 common units was completed on September 7, 2007, pursuant to the underwriters’ option to purchase additional common units.
     As of September 30, 2008, the ownership of KGS is as follows:

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
     Description of Business — KGS is engaged in the business of gathering and processing natural gas and NGLs, produced from the Barnett Shale formation in the Fort Worth Basin located in North Texas. KGS provides services under contracts, whereby it receives fees for performing the gathering and processing services. KGS does not take title to the natural gas or associated natural gas liquids that it gathers and processes and thus avoids direct commodity price exposure.
     KGS’ assets consist of the Cowtown System which includes:
•	the Cowtown Pipeline, a pipeline system in the Fort Worth Basin, which consists of natural gas pipelines that gather natural gas produced by KGS’ customers and deliver it for processing;

•	the Cowtown Plant, in Hood County, Texas, which consists of two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport and sale downstream; and

•	the Corvette Plant, currently being constructed in Hood County, Texas, with a targeted in-service date during the first quarter 2009, which consists of a natural gas processing unit, that will extract NGLs from the natural gas stream and will deliver KGS customers’ residue gas to unaffiliated pipelines for transport and sale downstream.

     As more fully described in Note 2, KGS’ financial statements also include the operations of a gathering system in the Lake Arlington area of Tarrant County, Texas (“Lake Arlington Dry System”) and a gathering system in Hill County, Texas (“Hill County Dry System”). Each of these systems gathers production from the Fort Worth Basin and delivers it to unaffiliated pipelines for sale downstream.
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
     These unaudited condensed consolidated interim financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the U.S. These financial statements should be read in conjunction with the audited financial statements included in our 2007 Annual Report on Form 10-K. In management’s opinion all adjustments and eliminations of intercompany balances necessary to present fairly the Partnership’s results of operations, financial position and cash flows for the periods presented have been made. All such adjustments are of a normal and recurring nature. As permitted by SEC rules, certain disclosures normally included in financial statements have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
     Use of Estimates — The preparation of financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results could differ from those estimates.
     Repurchase Obligations to Parent — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of:
•	a portion of the gathering lines in the Cowtown Pipeline;

•	the Lake Arlington Dry System; and

•	the Hill County Dry System.
     At June 5, 2007, these assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. All assets conveyed via the sales are subject to repurchase by KGS from Quicksilver as follows:
Cowtown Pipeline repurchase — In accordance with the Gas Gathering and Processing Agreement, KGS has the option to purchase portions of the Cowtown Pipeline from Quicksilver at historical cost within a two-year option period after written notice from Quicksilver that the assets have commenced commercial service. Some individual laterals subject to repurchase within the Cowtown Pipeline have commenced commercial service as of September 30, 2008.
Lake Arlington Dry System and Hill County Dry System repurchases — In accordance with the Omnibus Agreement, KGS is obligated to purchase the Lake Arlington Dry System and the Hill County Dry System from Quicksilver at fair market value within a two-year option period after written notice from Quicksilver that those assets are completed and commercial service has commenced. A portion of each system has commenced commercial service as of September 30, 2008. Quicksilver has not provided written notice of completion of construction and commencement of commercial service for Hill County Dry System as of September 30, 2008. During the fourth quarter, KGS expects to complete the acquisition of the Lake Arlington Dry System from Quicksilver for approximately $42 million, with an October 1, 2008 effective date. The purchase will be financed through use of the credit facility and consequently will reduce the repurchase obligation.

     In conjunction with the purchase of the Lake Arlington Dry System, Quicksilver will assign to KGS its gas gathering agreement. Under the terms of the Lake Arlington Gas Gathering agreement, Quicksilver has agreed, for an initial term from the effective date through August 10, 2017, to dedicate and deliver all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Lake Arlington area, as defined by the contract. Quicksilver has agreed to pay $0.62 per MMBtu gathered by KGS in the Lake Arlington Dry System.
     The following table summarizes the assets subject to repurchase obligation (in millions):

		Estimate of Total	Construction Costs
	June 5, 2007	Construction Costs as of	Recognized through
	Sales Price	September 30, 2008(1)	September 30, 2008		KGS Repurchase
Cowtown Pipeline	$22.9	$63.1	$61.6		Optional at Cost
Lake Arlington Dry System	3.6	80.0	40.1		Obligatory at Fair Value
Hill County Dry System	3.0	78.0	42.9		Obligatory at Fair Value
Interest cost included in liability	—	—	7.3	(2)

	$29.5	$221.1	$151.9

(1)	The estimates of total construction cost are subject to change based on changes in the producers’ drilling program, material and labor costs, easement costs and other factors.

(2)	Interest cost is allocated as follows: Cowtown Pipeline – $3.8M, Lake Arlington - $2.0M and Hill County – $1.5M
     The assets’ conveyance has not been treated as a sale for accounting purposes because KGS operates the assets subject to a repurchase obligation and presently intends to exercise its purchase rights. Accordingly, the original cost of $29.5 million and subsequently incurred costs of $115.1 million, excluding interest, are recognized in both KGS’ property, plant and equipment and its repurchase obligations to Quicksilver. Similarly, KGS’ results of operations include the revenues and expenses for these operations. For the nine months ended September 30, 2008, KGS recognized $4.7 million of interest expense associated with the repurchase obligations to Parent based on a weighted average interest rate of 5.4%.
     Net Income per Limited Partner Unit — KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner.
     Basic earnings per unit is computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit is computed using the treasury stock method, which considers the impact to net income and common equivalent units from the potential issuance of units and convertible debt.
     The following is a reconciliation of the weighted average common and subordinated units used in the basic and diluted earnings per unit calculations for the three-and-nine month periods ended September 30, 2008. The impact of the convertible debt is antidilutive for the nine months ended September 30, 2008 and for the three-and-nine month periods ended September 30, 2007.

	Three Months	Period Ended	Nine Months	Period Ended
	Ended September 30,	September 30,	Ended September 30,	September 30,
	2008	2007 (1)	2008	2007(1)
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income	$6,251	$1,593	$14,564	$1,593
Impact of interest on convertible debt	659	—	—	—

Income available assuming conversion of convertible debt	$6,910	$1,593	$14,564	$1,593
Weighted average common and subordinated units — basic	23,783	23,777	23,783	23,777
Effect of restricted phantom units	141	10	141	10
Effect of convertible debt	2,905	—	—	—

Weighted average common and subordinated units — diluted	26,829	23,787	23,924	23,787

Earnings per common and subordinated unit:
Basic	$0.26	$0.07	$0.61	$0.07
Diluted	$0.26	$0.07	$0.61	$0.07

(1)	Amounts for 2007 represent the period from August 10, 2007 to September 30, 2007
     Comprehensive Income — Comprehensive income is equal to net income for the periods presented due to the absence of any other comprehensive income.
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
     SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the Parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Statement is effective for the Partnership beginning January 1, 2009, and is not expected to have a significant impact.
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
     Emerging Issues Task Force (“EITF”) Issued No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-4”), in March 2008, the EITF ratified its consensus opinion on EITF 07-4. EITF 07-4 addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS No. 128, “Earnings per Share” (“SFAS 128”) and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. EITF 07-4 should be applied retrospectively for all periods presented. The Partnership is currently evaluating the impact that EITF 07-4 will have on its earnings per unit calculation.
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 indicates that issuers of such instruments generally should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Adoption of FSP APB 14-1 is effective beginning in the first quarter of fiscal 2009 and will be required to retroactively present prior period information. The Partnership is currently evaluating FSP APB 14-1 and the effect FSP APB 14-1 will have on our financial statements.
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     The KGS partnership agreement requires that KGS distribute, within 45 days after the end of each quarter, all of its “available cash” (as defined in the KGS partnership agreement) to unitholders of record on the applicable record date selected by the general partner.

The following table presents cash distributions for 2008 and 2007:

	Attributable to the	Per Unit	Total Cash
Payment Date	quarter ended	Distribution(1)	Distribution
			(in millions)
Pending Distributions (4)
November 14, 2008 (2)	September 30, 2008	$0.350	$8.5

Completed Distributions
August 14, 2008 (2)	June 30, 2008	$0.350	$8.5
May 15, 2008	March 31, 2008	$0.315	$7.6
February 14, 2008	December 31, 2007	$0.300	$7.3
November 14, 2007 (3)	September 30, 2007	$0.168	$4.1

(1)	Represents common and subordinated unitholders.

(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $20,000 to the general partner.

(3)	Represents the post-IPO period from August 10, 2007 to September 30, 2007.

(4)	Distributions are recognized as a reduction to partners’ capital upon payment.
4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Gathering and transportation systems	$168,259	$106,478
Processing plants	144,105	117,571
Construction in progress — plant	76,639	12,636
Construction in progress — pipeline	29,723	20,046
Rights-of-way and easements	38,029	26,905
Land	1,144	952
Buildings and other	1,830	910

	459,729	285,498
Accumulated Depreciation	(21,847)	(11,550)

Net property, plant and equipment	$437,882	$273,948

     Construction in progress — plant has increased due to the construction of the Corvette Plant, a natural gas processing plant and natural gas compression facility attached to the Cowtown Pipeline. The Plant is expected to be completed during the first quarter of 2009.
5. RELATED-PARTY TRANSACTIONS
     KGS routinely conducts business with Quicksilver and its affiliates. For a more complete description of our agreements with Quicksilver, see Note 11, Transactions With Related Parties, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
     During the second quarter of 2008, KGS, through a wholly-owned subsidiary, agreed to purchase land and a warehouse located in Hood County, Texas, from Parent for a purchase price of $0.3 million and the reimbursement to Parent of $0.6 million of costs incurred in the third quarter of 2008.

     The following table summarizes the general and administrative expenses, including Parent’s general and administrative expense allocated to KGS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
General and administrative expense — parent
Allocation of general and administrative overhead	$607	$606	$1,733	$1,576
Audit and tax services	197	269	673	435
Equity-based compensation expense	279	143	962	143
Legal services	92	37	417	37
Insurance expense	85	107	254	107
Salary and benefits	96	—	331	—
Other	117	55	342	55

Total general and administrative expense — parent	$1,473	$1,217	$4,712	$2,353

     During the second quarter of 2008, the Partnership obtained additional easement rights for a total cost of $0.2 million from an affiliate of an entity that beneficially owns more than 5% of KGS’ outstanding units.
     Gas Gathering and Processing Agreement — Effective September 1, 2008, Quicksilver and KGS, through its subsidiaries, entered into the Sixth Amended and Restated Gas Gathering and Processing Agreement. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for an initial term from the effective date through August 10, 2017, to dedicate and deliver for processing all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Quicksilver Counties or lands pooled therewith. The dedication does not oblige Quicksilver to develop the reserves subject to the Gas Gathering and Processing Agreement.
     Under the Gas Gathering and Processing Agreement, KGS provides gathering, processing, compression and treating services. Quicksilver has agreed to pay $0.4163 per MMBtu gathered by the Cowtown Pipeline and $0.5204 per MMBtu processed. Quicksilver has agreed to pay KGS a compression fee of up to $0.30 per MMBtu based on the average monthly operating pressure at the pipeline entry point. The compression fee payable by Quicksilver at a gathering system delivery point shall never be less than KGS’ actual cost to perform such compression service. Quicksilver may also pay KGS a treating fee based on carbon dioxide content at the pipeline entry point. The rates above are each subject to an annual escalation tied to the consumer price index.
     For a more complete description of the Fifth Amended and Restated Gas Gathering and Processing Agreement that was in effect prior to September 1, 2008, see Note 11, Transactions with Related Parties, in our 2007 Annual Report on Form 10-K.
6. LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Revolving credit facility	$104,300	$5,000
Subordinated note to Parent	53,004	51,669

	157,304	56,669
Current maturities of debt	(1,100)	(1,100)

Long-term debt	$156,204	$55,569

     At September 30, 2008, KGS’ borrowing capacity under the credit agreement was $150.0 million, as limited by the lender commitments to the facility, which resulted in available capacity of $45.7 million.
     On October 10, 2008, the lenders’ commitments under the credit agreement increased $85 million to $235 million. With this increase in commitments, KGS’ borrowing capacity was $168.8 million, as limited by the agreement’s leverage ratio test. The increase of the commitments was the result of an exercise of an accordion option in the facility. The lenders approved the reinstatement of the accordion at $115 million, to allow for the future expansion of the facility to $350 million, with appropriate lender consent. The facility, which matures August 10, 2012, can be extended up to two additional years with requisite lender consent.
     For a more complete description of our indebtedness, see Note 6, Long-Term Debt, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.
7. ASSET RETIREMENT OBLIGATIONS
     Activity for KGS’ liability for asset retirement obligations is as follows:

Nine Months Ended
September 30, 2008
(in thousands)
Beginning asset retirement obligations	$2,793
Incremental liability incurred	577
Accretion expense	132

Ending asset retirement obligations	$3,502

As of September 30, 2008, no assets are legally restricted for use in settling asset retirement obligations.
8. COMMITMENTS AND CONTINGENT LIABILITIES
     KGS has entered into agreements with third parties providing for natural gas compression equipment and the construction of the Corvette plant, with a targeted in-service date during the first quarter of 2009. Progress payments are due to the third parties upon completion of specified construction, manufacturing and delivery milestones. During the nine months ended September 30, 2008, $71.9 million was paid to the third parties related to the construction of facilities. KGS estimates additional payments of $33.1 million will be made upon completion of specified construction, manufacturing and delivery milestones.
9. INCOME TAXES
     During the third quarter of 2008, the Partnership paid $0.3 million related to its 2007 liability for Texas margin tax. The Parent does not expect to owe consolidated Texas margin tax for 2008, thus, KGS does not expect to make a cash payment for its 2008 liability for Texas margin tax, based upon Texas filing rules. All effects of the 2008 Texas margin tax calculation are captured in deferred income taxes.

10. EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Unvested phantom units — December 31, 2007	84,961	$21.36	9,833	$21.36

Vested	(27,330)	21.36	(6,089)	21.36
Issued	6,605	24.12	137,148	25.25
Cancelled	(3,000)	21.36	(974)	25.25

Unvested phantom units — September 30, 2008	61,236	$21.66	139,918	$25.15

     At January 1, 2008, KGS had total unvested compensation cost of $1.9 million related to unvested phantom units. KGS recognized compensation expense of approximately $1.1 million during the nine months ended September 30, 2008, including $0.4 million for remeasuring awards to be settled in cash to their revised fair value. Grants of phantom units during the nine months ended September 30, 2008 had an estimated grant date fair value of $3.6 million. During the nine months ended September 30, 2008, the fair value of grants of phantom units payable in cash has decreased approximately $0.5 million. KGS has unearned compensation expense of $3.0 million at September 30, 2008 that will be recognized in expense over the next 2.1 years. Phantom units that vested during the nine months ended September 30, 2008 had a fair value of $0.7 million on their vesting date.
     For a more complete description of KGS’ Equity Plan, see Note 10, Equity Plan, to the consolidated financial statements in our 2007 Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a growth-oriented Delaware limited partnership engaged in the business of gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, as well as other natural gas producers in this area. During the quarter ended September 30, 2008, approximately 81% of our total natural gas gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather and process natural gas pursuant to contracts under which we receive fees. We do not take title to the natural gas and associated NGLs that we gather and process, and therefore avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in a decline in volumes produced by our customers and a resulting decrease in our revenues. Our contracts provide stable cash flows, but minimal, if any, upside in higher commodity price environments.
Operational Measurement
     Our management uses a variety of financial and operational measurements to analyze our performance. We view these as important factors affecting our profitability and review them monthly for consistency and trend analysis. On a KGS wide basis, these measures are outlined below.
     Volume - We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to maintain existing supplies of natural gas and obtain new supplies is impacted by:
•	the level of successful drilling and production activity in areas currently dedicated to our systems;

•	our ability to compete with other midstream companies for volumes from successful new wells; and

•	our pursuit of new opportunities where a limited number of midstream companies conduct business.
     We routinely monitor producer activity in the areas served by our operation to pursue new supply opportunities.
     Adjusted Gross Margin - Adjusted gross margin information is presented as a supplemental disclosure because it is a primary performance measure used by management to evaluate the relationship between our gathering and processing revenues and our cost of operating our facilities and our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for cash payments such as interest and capital expenditures which are necessary to maintain our business. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of other companies because other entities may not calculate adjusted gross margin in the same manner. A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations” below.
     Operating Expenses - Operating expenses are a separate measure that we use to evaluate performance of field operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period.
     EBITDA - We believe that EBITDA is a widely accepted financial indicator of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is not a measure calculated in accordance with GAAP, as it does not include deductions for items such as interest and capital expenditures which are necessary to maintain our business. EBITDA should not be considered as an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA calculations may vary among entities, so our computation of EBITDA may not be comparable to EBITDA or similar measures of other entities. In evaluating EBITDA, we believe that investors should consider, among other things, the amount by which EBITDA exceeds interest costs, how EBITDA compares to principal payments on debt and how EBITDA compares to capital expenditures for each period. A reconciliation of EBITDA to amounts reported under GAAP is presented in “Results of Operations” below.
     EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance as compared to those of other midstream companies without regard to financing methods, capital structure or historical cost basis; and

•	the viability of acquisitions and capital expenditures and the rates of return on investment opportunities.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     The following table and discussion relates to our unaudited condensed consolidated results of operations for the three month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(In thousands, except volume data)
Total revenues	$19,304	$10,282

Operations and maintenance expense	4,772	3,072

General and administrative expense	1,473	1,217

Adjusted gross margin	13,059	5,993

Other income	4	114

EBITDA	13,063	6,107

Depreciation and accretion expense	3,866	2,188
Interest expense	2,703	1,728
Income tax provision	106	92

Net income	$6,388	$2,099

Volume Data:

Volumes gathered (MMcf)	19,591	9,554

Volumes processed (MMcf)	14,122	9,032

The following table summarizes our volumes for the three months ended September 30, 2008 and 2007:

	Gathering		Processing
	2008	2007	2008	2007
		(MMcf)
Cowtown Pipeline	15,130	9,415	14,122	9,032
Lake Arlington Dry System	3,174	—	—	—
Hill County Dry System	1,287	139	—	—

Total	19,591	9,554	14,122	9,032

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
		(In thousands)
Revenue for the quarter ended September 30, 2007	$4,602	$5,413	$267	$10,282
Volume changes	5,239	3,191	—	8,430
Price changes	386	248	(42)	592

Revenue for the quarter ended September 30, 2008	$10,227	$8,852	$225	$19,304

     Total Revenues and Volumes — Approximately $8.4 million of the increase was due to the increases in volumes that we gathered and processed in the Fort Worth Basin. This volume increase is due to increased well connections related to the continued development of the Fort Worth Basin, particularly in the Hood County and Lake Arlington areas. During September 2008, pipelines downstream of the Cowtown plant experienced disruptions related to Hurricane Ike which curtailed our gathering and processing. We estimate that average quarterly gathered and processed volumes were impacted by 10 MMcfd during the third quarter, resulting in an estimated $1.1 million in lost revenue for KGS.
     Operations and Maintenance Expense — The increase in operating expense is primarily due to the additional operating costs related to the continued expansion of our natural gas gathering systems, particularly in the Hood County and Lake Arlington areas. However, the increases in our operating and maintenance expense has been less significant than the increases in our throughput volumes and revenues. Operating expenses will likely increase in the future based on facility expansion and inflation, although we expect these costs to grow less than volume increases.
     General and Administrative Expense — The increase in general and administrative expense was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs recognized in 2008 in connection with being a publicly traded partnership for the entire reporting period. General and administrative expense includes equity-based compensation for the quarters ended September 30, 2008 and September 30, 2007 of $0.3 million and $0.1 million, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 58% in the prior year quarter to approximately 68% in the current quarter, primarily due to the increase in revenues, which were partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the higher gross cost of property, plant and equipment as a result of capital expenditures made subsequent to September 30, 2007 to expand our gathering network.
     Interest Expense — Interest expense increased primarily due to the increases in the repurchase obligation to Parent and borrowings under the revolving credit facility. Capitalized interest in 2008 reflects the construction of the Corvette plant.
The following table summarizes the details of interest expense for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Interest cost:
Repurchase obligation	$1,736	$1,016
Subordinated note to Parent	672	626
Revolving credit facility	847	86

Total cost	3,255	1,728
Less interest capitalized	552	—

Interest expense	$2,703	$1,728

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     The following table and discussion relates to our unaudited condensed consolidated results of operations for the nine month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except volume data)
Total revenues	$52,694	$22,771

Operations and maintenance expense	15,034	8,063

General and administrative expense	4,712	2,353

Adjusted gross margin	32,948	12,355

Other income	10	149

EBITDA	32,958	12,504

Depreciation and accretion expense	10,429	5,307
Interest expense	7,542	1,939
Income tax provision	109	189

Net income	$14,878	$5,069

Volume Data:

Volumes gathered (MMcf)	51,269	21,685

Volumes processed (MMcf)	40,870	20,015

The following table summarizes our volumes for the nine months ended September 30, 2008 and 2007:

	Gathering		Processing
	2008	2007	2008	2007
		(MMcf)
Cowtown Pipeline	42,459	21,546	40,870	20,015
Lake Arlington Dry System	6,198	—	—	—
Hill County Dry System	2,612	139	—	—

Total	51,269	21,685	40,870	20,015

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
		(In thousands)
Revenue for the nine months ended September 30, 2007	$10,450	$12,021	$300	$22,771
Volume changes	15,208	13,095	—	28,303
Price changes	698	547	375	1,620

Revenue for the nine months ended September 30, 2008	$26,356	$25,663	$675	$52,694

     Total Revenues and Volumes — Approximately $28.3 million of the increase was due to the increase in volumes that we gathered and processed in the Fort Worth Basin. This volume increase is due to increased well connections during the nine months ended September 30, 2008. Revenues are expected to increase as more of the Fort Worth Basin is developed and more reserves are produced. Further, our expanded facilities, including the additional processing facility to be placed into service in 2009, will likely result in more throughput and revenues for us. During September 2008, pipelines downstream of the Cowtown plant experienced disruptions related to Hurricane Ike which curtailed our gathering and processing. We estimate that average quarterly gathered and processed volumes were impacted by 10 MMcfd during the third quarter, resulting in an estimated $1.1 million in lost revenue for KGS.
     Operations and Maintenance Expense — The increase in operating expense is mainly due to the continued expansion of our natural gas gathering system and additional operating costs related to the natural gas processing facility placed in service in March 2007. However, the increases in our operating and maintenance expenses has been less significant than the increases in our throughput volumes and revenues. Operating expenses will likely increase in the future based on facility expansion and inflation, although we expect these costs to grow less than volume increases.
     General and Administrative Expense — The increase in general and administrative expense was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth, as well as costs recognized in 2008 in connection with being a publicly traded partnership. General and administrative expense includes equity-based compensation for the nine months ended September 30, 2008 and 2007 of $1.0 million and $0.1 million, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin has increased from 54% in the prior year nine-month period to approximately 63% in the current year nine-month period, primarily due to the increase in revenues, which were partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the higher gross cost of property, plant and equipment due to capital expenditures made subsequent to September 30, 2007 to expand our gathering network.
     Interest Expense — Interest expense increased primarily due to the increases in the repurchase obligation to Parent, the subordinated note payable to Parent and the borrowings under the revolving credit facility. Capitalized interest in 2008 reflects the construction of the Corvette plant.
     The following table summarizes the details of interest expense for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Interest cost:
Repurchase obligation	$4,663	$1,227
Subordinated note to Parent	2,161	626
Revolving credit facility	1,691	86

Total cost	8,515	1,939
Less interest capitalized	973	—

Interest expense	$7,542	$1,939

Liquidity and Capital Resources
     The volumes of natural gas gathered and processed through our systems is dependent upon the natural gas volumes produced by our customers, which may be affected by natural gas price levels, the availability and cost of capital, the level of successful drilling activity and other factors beyond their control. Although our primary customer, Quicksilver, has mitigated their near-term exposure to price declines through the use of derivative financial instruments covering substantial portions of their expected near-term production, we cannot predict whether or when natural gas prices will increase or decrease. In addition, the turmoil in the credit and financial markets appears to have deepened significantly in recent weeks, and Quicksilver as well as other of our customers have announced reductions in their planned levels of capital expenditures and drilling activity for the remainder of 2008 and 2009. If these conditions were to persist or worsen over a prolonged period of time, we could experience a reduction in volumes through our system and therefore a reduction of revenues and cash flows.
     Prior to our IPO, our sources of liquidity were cash generated from operations and equity investments by our owners.
Our sources of liquidity after our IPO include:
•	cash generated from operations;

•	borrowings under our credit agreement; and

•	future debt and equity offerings.
     We believe that the cash generated from these sources will be sufficient to meet our expected $0.35 per unit quarterly cash distributions and our requirements for short-term working capital and our long-term capital expenditures for the next 12 months.
Cash Flows

	For the Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Net cash provided by operating activities	$36,365	$11,179
Net cash used in investing activities	(112,200)	(55,184)
Net cash provided by financing activities	75,052	59,307
     KGS’ cash flows are significantly influenced by production growth in the Fort Worth Basin. As Quicksilver’s total production in the Fort Worth Basin has grown, we have expanded our gathering and processing capabilities to serve the increased production.
     Cash Flows Provided by Operating Activities — The increase in cash flows provided by operations resulted primarily from increased revenues and higher profitability associated with the services we provided to the customers whose wells are connected to our system.
     Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulted from the higher capital expenditures used to expand our gathering system and processing capabilities. We have expended $85.3 million in 2008 on processing facilities and $26.9 million on gathering assets. We believe that these expenditures will be accretive to future operating results.
     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in 2008 consisted primarily of the proceeds from borrowings under our credit agreement of $99.3 million used to expand our gathering system and processing facilities, partially offset by distributions of $23.4 million to our unitholders.
     Information regarding cash distributions for 2008 and 2007 is included in Note 3 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
     Working Capital (Deficit) — Working capital is a measure of our ability to pay our liabilities as they become due. Our working capital (deficit) was ($24.8) million at September 30, 2008, and ($23.9) million at December 31, 2007. However, excluding liabilities associated with capital expenditures, our working capital (deficit) was ($2.3) million and ($0.3) million at these two dates, respectively.
     The change in working capital of ($0.9) million from December 31, 2007 to September 30, 2008, resulted primarily from a decrease in cash and cash equivalents and an increase in accounts payable and other. The net decrease was partially offset by a decrease in liabilities associated with capital expenditures. The net working capital deficit is expected to be funded by cash generated from operations and, to a lesser extent, available borrowings under the credit agreement.
Capital Expenditures
     The midstream energy business can be capital intensive, requiring significant investment for the acquisition or development of new facilities, particularly in emerging production areas such as the Fort Worth Basin. We categorize our capital expenditures as either:
•	expansion capital expenditures, which are made to construct additional assets, expand and upgrade existing systems, including compression, and facilities or acquire additional assets; or

•	maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and extend their useful lives, or to maintain existing system volumes and related cash flows.
     During 2008, we have increased gross property, plant and equipment by $174.2 million, including expansion capital expenditures of approximately $107.8 million, $1.4 million in maintenance capital expenditures and $65.0 million in capital expenditures related to assets subject to repurchase obligations. We expect remaining capital expenditures for 2008 to be approximately $38 million, excluding any expenditure to reacquire or develop assets subject to repurchase obligations. We expect these expenditures to be funded through a combination of borrowings under our revolving credit facility and operating cash flow.
Debt
     Revolving Credit Facility — Our revolving credit agreement required us to maintain, as of September 30, 2008, a ratio of our consolidated trailing 12-month EBITDA (as defined in our credit agreement) to our net interest expense, of not less than 2.5 to 1.0; and a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 4.75 to 1.0 for the quarter ending on September 30, 2008. Furthermore, this credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	pay distributions; and

•	engage in transactions with affiliates.
     Our repurchase obligations to Quicksilver, our obligations to Quicksilver under the subordinated note described below, and the capitalized or non-cash interest thereon, are excluded as indebtedness or interest expense for purposes of determining our covenant compliance.
     At September 30, 2008, KGS’ borrowing capacity under the credit agreement was $150.0 million, which resulted in available capacity of $45.7 million. As of September 30, 2008, KGS was in compliance with all of the covenants related to the credit agreement. Should our EBITDA continue to grow, we expect the borrowing capacity under the credit agreement to grow as well.
     On October 10, 2008, the lenders’ commitments under the credit agreement increased $85 million to $235 million. With this increase in commitments, KGS’ borrowing capacity was $168.8 million, as limited by the agreement’s leverage ratio test. The increase of the commitments was the result of the exercise of an accordion option in the facility. The lenders approved the reinstatement of the accordion at $115 million, to allow for the future expansion of the facility to $350 million, with appropriate lender consent. The facility, which matures August 10, 2012, can be extended up to two additional years with requisite lender consent.
     Subordinated Note — During the nine months ended September 30, 2008 we made three quarterly payments at the end of each quarter of $0.3 million in accordance with the agreement. Interest expense of $2.2 million recognized during the nine months ended September 30, 2008 was added to the outstanding principal amount.

     Repurchase Obligations to Parent - The information regarding repurchase obligations to Parent is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Commitments and Contingent Liabilities
     Information regarding commitments and contingent liabilities is included in Note 8 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.

Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this quarterly report. Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2007 Annual Report on Form 10-K. These critical estimates, for which no significant changes have occurred in the nine months ended September 30, 2008, include estimates and assumptions pertaining to:
•	Depreciation expense and capitalization limits for property, plant and equipment;

•	Repurchase obligations to Parent;

•	Asset retirement obligations; and

•	Equity-based compensation
     The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of the assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.
   Credit Risk
     Our primary risk is that we are dependent on Quicksilver for the majority of our supply of natural gas volumes, and are consequently subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees. Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy contract counterparty or with a more diversified group of customers. Unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees. Additionally, broad market factors, including lower credit availability, require us to perform frequent credit analyses of our customers. We have not had any customers fail to perform on their financial obligations to us.
   Interest Rate Risk
     As base interest rates remain low, the credit markets have caused the spreads charged by lenders to increase. As base rate or spreads increase, our financing costs would increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect in this regard to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.
     We are exposed to variable interest rate risk as a result of borrowings we may have under our revolving credit agreement, our Subordinated Note and our repurchase obligations to the Parent.
Item 4. Controls and Procedures
   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
   Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently a party to any material litigation.
Item 1A. Risk Factors
     There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” included in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits:

Exhibit No.	Description

*10.1	Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 5, 2008

QUICKSILVER GAS SERVICES LP By: QUICKSILVER GAS SERVICES GP LLC, its General Partner
By:	/s/ Thomas F. Darden
Thomas F. Darden
President and Chief Executive Officer

By:	/s/ Philip Cook
Philip Cook
Senior Vice President - Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

*10.1	Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith