Form 10-K
period 2008-12-31
Quicksilver Gas Services LP
filed 2009-03-03
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
  Yes [  ]            No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  [  ]          No [X]

As of June 30, 2008, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $154,464,607 based on the closing sale price of $23.50 as reported on the NYSE Arca.

As of February 10, 2009, the registrant has 12,313,451 common units, 11,513,625 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

DEFINITIONS

As used in this annual report unless the context requires otherwise:

“Bbl” or “Bbls” means barrel or barrels
“Bbld” means barrel or barrels per day
“Bcf” means billion cubic feet
“Bcfd” means billion cubic feet per day
“Bcfe” means Bcf of natural gas equivalents, calculated as one Bbl of oil or NGLs equaling six Mcf of gas
“Btu” means British Thermal units, a measure of heating value
“CERCLA” means the Comprehensive Environmental Response, Compensation and Liability Act
“DOT” means the U.S. Department of Transportation
“EBITDA” means earnings before interest, taxes, depreciation and accretion
“EPA” means the U.S. Environmental Protection Agency
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“FERC” means the Federal Energy Regulatory Commission
“GAAP” means Generally Accepted Accounting Principles
“Gas Gathering and Processing Agreement” means the Amended and Restated Gas Gathering and Processing Agreement, among Quicksilver Resources Inc., Cowtown Pipeline Partners, L.P. and Cowtown Gas Processing Partners L.P.
“IPO” means our initial public offering completed on August 10, 2007
“KGS Predecessor” means prior to the IPO, collectively Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P.
“Lake Arlington Gas Gathering Agreement” means the Amended and Restated Gas Gathering Agreement, dated September 1, 2008, among Quicksilver Resources Inc. and Cowtown Pipeline L.P. and then assigned to Cowtown Pipeline Partners L.P.
“LIBOR” means London Interbank Offered Rate
“Management” means management of the Partnership’s general partner
“MMBtu” means million Btu
“Mcf” means thousand cubic feet
“MMcf” means million cubic feet
“MMcfd” means million cubic feet per day
“MMcfe” means MMcf of natural gas equivalents, calculated as one Bbl of oil or NGLs equaling six Mcf of gas
“MMcfed” means MMcfe per day
“NGL” or “NGLs” means natural gas liquids
“Oil” includes crude oil and condensate
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc.
“OSHA” means Occupational Safety and Health Administration
“Quicksilver” means, unless the context otherwise requires, Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in north Texas
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“SEC” means the United States Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the FASB
“Tcfe” means trillion cubic feet of natural gas equivalents, determined by using the ratio of one Bbl of oil or NGLs to six Mcf of gas

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “KGS,” “we,” “us,” and “our” refer to Quicksilver Gas Services LP and its subsidiaries.

EXPLANATORY NOTE

On August 10, 2007, we completed our IPO of 5,000,000 common units representing limited partnership interests. On September 7, 2007, we sold an additional 750,000 common units upon the exercise by the underwriters of the IPO of their over-allotment option.

Upon the completion of the IPO, our common units began trading on the NYSE Arca exchange under the ticker symbol “KGS” and we succeeded to the assets and operations of KGS Predecessor. Prior to the completion of the IPO, KGS Predecessor was owned indirectly by Quicksilver Resources Inc., which we refer to as Quicksilver and by two private investors.

The information contained in this report includes the activity of KGS Predecessor prior to the completion of the IPO and the activity of Quicksilver Gas Services LP subsequent to the IPO. Consequently, the consolidated financial statements and related discussion of financial condition and results of operations contained in this report reflect the activity for the period after the change in ownership resulting from the IPO and the period prior to the IPO.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;
•	fluctuations in natural gas prices;
•	failure or delays in Quicksilver and third parties achieving expected production from natural gas projects;
•	competitive conditions in our industry;
•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;
•	changes in the availability and cost of capital;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	construction costs or capital expenditures exceeding estimated or budgeted amounts;
•	the effects of existing and future laws and governmental regulations; and
•	the effects of future litigation.

All forward-looking statements contained in this annual report are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1. Business

General

We are a master limited partnership engaged in the business of gathering and processing natural gas and NGLs. We own assets in the Fort Worth Basin located in North Texas which consist of a pipeline system, referred to as the Cowtown Pipeline, and two natural gas processing facilities in Hood County, Texas, referred to as the Cowtown Plant and the Corvette Plant. KGS also owns a gathering system and a gas compression facility in eastern Tarrant County, Texas, referred to as the Lake Arlington Dry System. We provide gathering and processing services to Quicksilver, the owner of our general partner, as well as other natural gas producers in this area. These services are provided under fee-based contracts, whereby we receive fees for performing the gathering and processing services. We do not take title to the natural gas or associated NGLs that we gather and process and thus avoid direct commodity price exposure.

Our common units began trading publicly on August 7, 2007 on the NYSE Arca exchange under the ticker symbol “KGS” pursuant to our IPO. Our principal and administrative offices are located at 777 West Rosedale Street, Fort Worth, Texas 76104.

Formation and Development of Business

We began operations in 2004 to provide gathering and processing services to Quicksilver. We were organized as a Delaware limited partnership in January 2007.

Initial Public Offering — On August 6, 2007, we entered into an underwriting agreement (the “Underwriting Agreement”) with our general partner, Quicksilver and Quicksilver Gas Services Holdings LLC (“Holdings”) and the underwriters (the “Underwriters”) for the sale of 5,000,000 common units at a price to the public of $21.00 per common unit. On September 7, 2007, pursuant to the Underwriting Agreement, the Underwriters exercised their option to purchase an additional 750,000 common units on the same terms as the IPO.

The total net proceeds that we received from the IPO, before expenses, were approximately $97.7 million. We used these net proceeds together with cash on hand of $25.1 million to:

(1)	distribute approximately $162.1 million (consisting of $112.1 million in cash and a $50.0 million convertible subordinated note payable) to Quicksilver and approximately $7.7 million in cash to private investors as a return of their investment capital and reimbursement for their advances for capital expenditures;

(2)	pay approximately $4.3 million of expenses associated with the IPO, the credit agreement and certain other formative transactions; and

(3)	make expenditures for general partnership purposes, including post-IPO capital expenditures.

Additionally, the following transactions occurred at or near the time of the IPO:

•	Quicksilver affiliates contributed to KGS their 95% interest in Cowtown Gas Processing Partners L.P. and their 93% interest in Cowtown Pipeline Partners L.P.;
•	Private investors contributed to KGS their 5% interests in Cowtown Gas Processing Partners L.P. and their 7% interests in Cowtown Pipeline Partners L.P.;

•	KGS issued 5,696,752 common units and 11,513,625 subordinated units to Quicksilver;
•	KGS issued 816,873 common units to private investors; and
•	KGS issued to our general partner

-	a 2% general partner interest, and
-	all of KGS’ incentive distribution rights, which entitle the general partner to increasing percentages of any KGS distributions in excess of $0.3450 per unit per quarter.

As of December 31, 2008, the ownership of KGS is as follows:

Percentage
Ownership

Common unitholders:
Public	27.1%
Quicksilver	23.5%
Subordinated unitholders:
Quicksilver	47.5%

Total limited partner interest	98.1%

General Partner interest:
Quicksilver	1.9%

Total	100.0%

Our general partner is a wholly-owned subsidiary of Quicksilver. Quicksilver indirectly owns all of the entities that own and operate KGS’ assets.

Our Relationship with Quicksilver

Quicksilver is an independent oil and natural gas company based in Fort Worth, Texas with a considerable presence in the Fort Worth Basin. At the time of our IPO, we acquired substantially all of Quicksilver’s existing midstream assets in the Quicksilver Counties. As Quicksilver continues to develop its resources in the Quicksilver Counties, we have the right to gather and process Quicksilver’s production and to construct additional midstream assets to provide their midstream services through 2017. We believe that our relationship with Quicksilver provides us with an advantage due to the following:

• Access to management expertise and insight. Our relationship with Quicksilver provides us with access to a pool of management talent and insight that might not otherwise be available to us, specifically as it relates to its development and production plans in the Fort Worth Basin. We also have the benefit of Quicksilver’s broad operational, commercial, technical, risk management and administrative infrastructure.

• Large, long-lived reserve base. Quicksilver estimates that it had approximately 1.9 Tcfe of proved reserves in the Fort Worth Basin as of December 31, 2008, which also yielded total production of approximately 71.9 Bcfe, in 2008.

• Substantial Fort Worth Basin acreage position. As of December 31, 2008, Quicksilver held approximately 192,000 net acres in the Fort Worth Basin with several years’ worth of remaining drilling locations.

• Proven track record. As of December 31, 2008, Quicksilver had drilled a total of 703 gross wells in the Fort Worth Basin since it began exploration and development operations in 2003. In 2008, Quicksilver drilled 255 gross wells and tied 256 gross wells into sales.

• Active development program in the Fort Worth Basin. Quicksilver has allocated approximately $475 million of its 2009 capital budget to the development of its acreage within the Fort Worth Basin.

Business Strategies

Our primary business objective is to increase our unitholders’ value by increasing our distributable cash flow and distributions per unit. We intend to achieve this objective by executing the following business strategies:

• Organically growing our capacity to meet our customers’ gathering and processing needs. We expect that the primary growth in our gathering and processing volumes will come from Quicksilver’s volume. Quicksilver’s announced capital plans for 2009 indicate continued investment in the Fort Worth Basin that should result in increased midstream needs.

• Attracting volumes from third parties to our facilities. We believe that the Fort Worth Basin will continue to be an area of significant capital investment by energy companies. Our agreements with

Quicksilver do not restrict our ability to provide services to other natural gas producers. We aim to attract increased gathering and processing volumes from third parties by marketing our midstream services, expanding our gathering system and processing capabilities and providing superior customer service to these natural gas producers. Further, the petroleum price decreases during the second half of 2008 and the high costs of entry into the midstream business serve as barriers to competitors from entering the market and heighten our ability to compete for production from third parties.

• Minimizing commodity price exposure and maintaining a disciplined financial policy. All of our service agreements are based on fees per gathered and processed volumes which allow us to avoid direct commodity price exposure, and we intend to structure all of our future contracts similarly. We also intend to continue to pursue a disciplined financial policy by maintaining a prudent cash distribution policy and capital structure, being mindful of market conditions such as petroleum prices and credit availability.

• Improving operating efficiency and increasing throughput while prudently managing our growth. As we expand our operations, we intend to increase throughput, which improves operational efficiencies and enhances overall asset utilization. At the end of 2008, we were processing approximately 170 MMcfd at the Cowtown Plant and we expanded our processing capacity by an additional 125 MMcfd to 325 MMcfd with the addition of the Corvette Plant that was placed into service during the first quarter of 2009.

• Pursuing midstream acquisitions. We plan to pursue strategic midstream acquisition opportunities that will complement and expand our existing business for volumes from both Quicksilver and from third parties. We will seek acquisition opportunities that are likely to yield operational efficiencies or the potential for higher capacity utilization or expansion. To a lesser extent, we may also consider acquisitions in areas where we currently have no operations but which may benefit from our midstream offerings. Because we have organic growth opportunities related to the Quicksilver assets, we will consider the economic characteristics of the acquisition, such as return on capital and cash flow stability, the region in which the assets are located and the availability and sources of capital to finance any potential acquisition.

Business Strengths

We believe that we are well positioned to successfully execute our primary business objective and business strategies due to the following competitive strengths:

• Quicksilver has a significant equity ownership in us. Quicksilver owns 73% of our outstanding units, including all of the general partner interest. Given its relationship with us, we believe Quicksilver will have a vested interest in our growth and overall success, thereby looking to us as its principal midstream service provider.

• Our relationship with Quicksilver reduces the uncertainty of financial returns associated with our capacity additions. Our relationship with Quicksilver improves our ability to anticipate future volumes and the need and timing for capacity additions. Consequently, we believe there are less risks associated with our capital expenditures, because we can coordinate our capacity additions with Quicksilver’s production growth and associated gathering and processing needs.

• Quicksilver is an active operator and growing producer in the Fort Worth Basin. Quicksilver’s average annual natural gas production from the Fort Worth Basin reached 259 MMcfed during the fourth quarter of 2008. Quicksilver continues to develop its acreage in the Fort Worth Basin in pursuit of reserves and production. We expect its continued development in the Fort Worth Basin to increase throughput of our gathering and processing systems.

• Our assets are strategically located in the Fort Worth Basin to attract volumes from third parties. We believe that the Fort Worth Basin, particularly the southern portion of the basin in which we concentrate, remains one of the most important natural gas producing areas in the United States. We believe that our established position in this area, together with its anticipated growth in production, gives us an opportunity to expand our gathering system footprint and increase our throughput volumes and plant utilization, ultimately increasing cash flows.

• We provide an integrated package of midstream services. We provide a broad range of bundled midstream services to natural gas producers, including gathering, compressing, treating and processing natural gas and transporting NGLs.

• We have the financial flexibility to pursue growth opportunities. At December 31, 2008, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million. Based on our results through December 31, 2008, our total borrowing capacity is $235 million and our borrowings were $174.9 million. The facility, which matures August 10, 2012, may be extended up to two additional years. The facility is available for capital expenditures, acquisitions and other general partnership purposes. We believe that the current and future capacity under the facility, combined with internally generated funds and our ability to access the capital markets, will enable us to complete all of our near-term growth projects.

• We have an experienced, knowledgeable management team with a proven record of performance. Our management team has a proven record of enhancing value through the development and operation of midstream assets in the natural gas industry. We believe that this team and the skills offered through Quicksilver provide us with a strong foundation for developing additional natural gas gathering and processing assets and pursuing strategic acquisition opportunities.

Financial Information about Segment and Geographical Areas

We conduct all of our operations in the midstream sector of the energy industry, encompassing gathering and processing, with all of our operations conducted in the Quicksilver Counties in Texas.

Properties - Our Assets and Operations

KGS’ assets consist of the following:

•	The Cowtown System, which includes:

–	the Cowtown Pipeline, which consists of a pipeline gathering system and gas compression facilities in the southern portion of the Fort Worth Basin that gathers natural gas produced by KGS’ customers and delivers it for processing;
–	the Cowtown Plant, in Hood County, Texas, which consists of a 125 MMcfd natural gas processing unit and a 75 MMcfd natural gas processing unit which extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport and sale downstream; and
–	the Corvette Plant, in Hood County, Texas, which was placed in service during the first quarter 2009 and consists of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers KGS customers’ residue gas to unaffiliated pipelines for transport and sale downstream.

•	The Lake Arlington Dry System, located in Tarrant County, Texas, which consists of a pipeline gathering system and a gas compression facility, which we purchased from Quicksilver in the fourth quarter of 2008. This system is connected to unaffiliated pipelines for sale downstream.

As more fully described in Note 2 to the consolidated financial statements, KGS’ financial statements also include the operations of a gathering system in Hill County, Texas (“Hill County Dry System”). This system gathers production from the Fort Worth Basin and delivers it to unaffiliated pipelines for sale downstream.

KGS manages approximately 350 miles of natural gas gathering pipelines, ranging in size up to 20 inches in diameter, all within the Fort Worth Basin.

At the Cowtown Plant, our customers’ residue gas is delivered to several large unaffiliated parties for further transport downstream and their extracted NGLs are transported to two large unaffiliated pipelines through our NGL pipelines. For the fourth quarter of 2008, the Cowtown Plant had a total average throughput of 167 MMcfd of natural gas, resulting in average NGL recovery of 19,183 Bbld.

Since our inception in 2004, we have made substantial capital expenditures in support of Quicksilver’s production growth in the Fort Worth Basin. We anticipate that we will continue to make capital expenditures as Quicksilver continues to develop its assets in the Fort Worth Basin.

We have an option to repurchase certain Cowtown Pipeline Assets from Quicksilver at their original cost in or before 2011 based upon the expected timing of their commencement of commercial service. Additionally, we have the obligation in or before 2011 to purchase the Hill County Dry System from Quicksilver at its fair market value based upon the expected timing of its commerciality. We have significant continuing involvement in the operation of the Cowtown Pipeline Assets and the Hill County Dry System and intend to purchase them. Therefore, the original cost of these properties has been included in both property, plant and equipment and our repurchase obligations to Quicksilver. Similarly, our results of operations include the revenues and expenses attributable to these assets. See additional discussion in Note 2 under “Repurchase Obligations to Quicksilver,” in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Substantially all of our pipelines are constructed on rights-of-way granted by the owners of the property. We have obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, roads, railroad properties and state highways, as applicable. In some cases, property on which our pipeline was built was purchased in fee.

We believe that, subject to any encumbrances, we have satisfactory title to our assets. Nonetheless, we do not believe that any of these encumbrances will materially detract from the value of our properties or from our interest in these properties or interfere with their use in the operation or our business.

Overview of the Fort Worth Basin

The Fort Worth Basin, which includes the Barnett Shale formation, is a proven crude oil and natural gas producing basin located in North Texas. Drilling in the Fort Worth Basin first began in 1912 with the discovery of crude oil. A new fracturing technique introduced in 1997, combined with other advances in drilling and completion techniques, contributed to a significant increase in investment in and production from the basin over the past five years. We believe that improved drilling and production techniques have increased the production from the Barnett Shale formation within this basin, making it one of the most important natural gas producing areas in the United States.

Marketing

We gather and process natural gas and NGLs for a variety of customers, including major energy companies or their affiliates. Because our services are concentrated in the Quicksilver Counties, we are highly dependent upon the producers in that area. Accordingly, the loss of any of our customers could potentially adversely affect our results of operations if their throughput is not replaced with throughput from other existing or new customers. During 2008, Quicksilver accounted for more than 80% of our revenues, making it by far the largest user of our service offerings. No other customer contributed in excess of 10% of our revenues.

Competition

During 2008, more than 80% of our total natural gas gathering and processing volumes were comprised of gas owned or controlled by Quicksilver. We have a commitment from Quicksilver through 2017 to dedicate to us all of its natural gas production from the Quicksilver Counties. Therefore, there is little likelihood that a competitor could effectively compete for Quicksilver’s gathering and processing needs within the Quicksilver Counties.

If we expand our business in the future, either through organic growth or acquisitions, and are successful in attracting volumes from other producers, we could face increased competition. We anticipate that our primary competitors for unaffiliated volumes in the Quicksilver Counties are Crosstex Energy LP, DCP Midstream LLC and Energy Transfer Partners, L.P. We believe that we are able to compete with other systems located in the Quicksilver Counties based on processing efficiencies, operational costs, commercial terms offered to producers and capital expenditures requirements, along with the location and available capacity of our gathering systems and processing plants.

Safety and Maintenance Regulation

We are subject to regulation by the DOT, under the Accountable Pipeline and Safety Partnership Act of 1996, also known as the Hazardous Liquid Pipeline Safety Act, and comparable state statutes, which relate to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Any entity that owns or operates pipeline facilities must comply with such regulations, permit access to and copying of records, and file certain reports and provide information as required by the DOT. The DOT may assess fines and penalties for violations of these and other requirements imposed by its regulations. We believe that we are in material compliance with all regulations imposed by the DOT pursuant to the Hazardous Liquid Pipeline Safety Act.

We are also subject to the Natural Gas Pipeline Safety Act of 1968, referred to as NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act of 2002 establishes mandatory inspections for all U.S. oil and natural gas transportation pipelines and some gathering lines in high consequence areas. DOT regulations require pipeline operators to conduct integrity management programs, which involve frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We currently estimate that we will incur costs of approximately $1.7 million through 2011 to conduct testing under these programs. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program.

Individual states are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcement of federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety.

In addition, we are subject to a number of other federal and state laws and regulations including OSHA and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We do not anticipate any significant challenges in complying with laws and regulations applicable to our operations. Our natural gas and NGL pipelines have continuous inspection and compliance programs designed to maintain compliance with all regulatory requirements.

Governmental Regulation

Regulation of pipeline gathering and transportation services, natural gas sales and transportation of NGLs may affect certain aspects of our business and the market for our products and services.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, complaint-based rate regulation or general utility regulation.

We are subject to rate regulation under the Texas Utilities Code, as implemented by the TRRC, and have a tariff on file with the TRRC. Generally, the TRRC has vested with the authority to ensure that utility rates are just and reasonable and not discriminatory. The rates we charge for intrastate services are deemed just and reasonable under Texas law unless challenged in a complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our system due to this regulation.

The TRRC’s also generally requires gatherers to perform services without discrimination as to source of supply or producer. This may restrict our ability to decide whose natural gas we gather.

We own and operate an intrastate common carrier NGL pipeline subject to the regulation of the TRRC. The TRRC requires that our NGL pipelines file tariff publications that contain all the rules and regulations governing the rates and charges for services we perform. NGL pipeline rates may also limit rates to provide no more than a fair return on the aggregate value of the pipeline property used to render services.

Environmental Matters

General. Our natural gas gathering and processing, and NGL transportation activities are subject to stringent and complex federal, state, and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations can restrict or impact our business activities in many ways, such as, restricting the way we can handle or dispose of our wastes; requiring remedial action to mitigate pollution conditions that may be caused by our operations or that are attributable to former operators; and enjoining some or all of the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where substances or wastes have been disposed or otherwise released into the environment. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or wastes into the environment.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that compliance with existing federal, state and local environmental laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, we cannot assure you that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

Hazardous Waste. Our operations generate wastes, including some hazardous wastes, that may be subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes may still be regulated under state law or the less stringent solid waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas and NGL in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, we generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the U.S. Environmental Protection Agency, or EPA, and in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several, strict liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment, for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and may have in the past owned or leased, properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas. Although we typically used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such substances have been taken for disposal. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes, including waste disposed of by prior owners or operators; remediate contaminated property, including groundwater contamination, whether from prior owners or operators or other historic activities or spills; or perform remedial closure operations to prevent future contamination.

Air Emissions. The Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase of existing air emissions; application for, and strict compliance with, air permits containing various emissions and operational limitations; or the utilization of specific emission control technologies to limit emissions. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may incur capital expenditures in the future for air pollution control equipment in connection with obtaining or maintaining operating permits and approvals for air emissions. However, we do not believe that such requirements will have a material adverse affect on our operations.

Water Discharges. The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or an analogous state agency. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

In addition, the U.S. Oil Pollution Act (“OPA”) requires owners and operators of facilities that could be the source of an oil spill into such areas as rivers, creeks, wetlands and coastal waters, to adopt and implement plans and procedures to prevent any such spill. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

Other Laws and Regulations. Recent studies have suggested that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, many foreign nations have agreed to limit emissions of “greenhouse gases,” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil and natural gas, and refined petroleum products, are “greenhouse gases” regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol, the current session of Congress is considering climate control legislation, with multiple bills having already been introduced in the Senate that propose to restrict greenhouse gas emissions. Several states have already adopted legislation, regulations and/or regulatory initiatives to reduce emissions of greenhouse gases. For instance, California adopted the “California Global Warming Solutions Act of 2006,” which requires the California Air Resources Board to achieve a 25% reduction in emissions of greenhouse gases from sources in California by 2020. Additionally, the U.S. Supreme Court has begun reviewing the U.S. Circuit Court of Appeals for the District of Columbia’s ruling in Massachusetts, et al v. EPA, in which the appellate court held that the U.S. Environmental Protection Agency had discretion under the Clean Air Act to refuse to regulate carbon dioxide emissions from mobile sources. Passage of climate control legislation by Congress or a Supreme Court reversal of the appellate decision could result in federal regulation of carbon dioxide emissions and other greenhouse gases. Any federal or state restrictions on emissions of greenhouse gases that may be imposed in areas of the United States in which we conduct operations could adversely affect our business and demand for our services.

Employees

Neither KGS nor our general partner has any employees. All of the employees required to conduct and support our operations are employed by Quicksilver and are the subject of a services and secondment agreement between our general partner and Quicksilver. The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate KGS’ pipeline systems and processing facilities. None of these employees are covered by collective bargaining agreements. We reimburse Quicksilver for all expenses that it incurs as a result of providing additional services to us as set forth in the Omnibus Agreement.

Available Information and Corporate Governance Documents

We make available, free of charge, on our internet website at http://www.kgslp.com, our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

You should carefully consider the following risk factors together with all of the other information included in this annual report, including the financial statements and related notes, when deciding to invest in us. Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should be aware that the occurrence of any of the events described herein and elsewhere in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline.

We are dependent on a single natural gas producer, Quicksilver, for a majority of our volumes. The loss of this customer would result in a material decline in our volumes, revenues and cash available for distribution.

We rely on Quicksilver for the majority of our natural gas throughput. During 2008, Quicksilver accounted for more than 80% of our natural gas throughput. We may be unable to negotiate on favorable terms, if at all, any extension or replacement of our contract with Quicksilver to gather and process Quicksilver’s production from the Quicksilver Counties after the initial 10-year term of the contract. Furthermore, during the term of the contract and thereafter, even if we are able to renew this contract, Quicksilver may have decreased production volumes in the Quicksilver Counties. The loss of a significant portion of the natural gas volumes supplied by Quicksilver would result in a material decline in our revenues and cash available for distribution.

Quicksilver has no contractual obligation to develop its properties in the Quicksilver Counties and may determine in the future that drilling activity in other areas is strategically more attractive than in the

Quicksilver Counties. A shift in Quicksilver’s focus away from the Quicksilver Counties could result in reduced volumes gathered and processed by us and a material decline in our revenues and cash available for distribution.

We may not have sufficient available cash to enable us to make cash distributions to holders of our common units and subordinated units at the current distribution rate under our cash distribution policy.

In order to maintain our current cash distributions of $0.37 per unit per quarter, or $1.48 per unit per year, we will require available cash of approximately $9.1 million per quarter, or $36.3 million per year. The amount of cash we can distribute depends principally upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;
•	the level of production of, and the price of natural gas, NGLs, and condensate;
•	the volume of natural gas and NGLs we gather and process;
•	the level of competition from other midstream energy companies;
•	the level of our operating cost structure, and
•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will depend on other factors, some of which may be beyond our control, including:

•	the level of capital expenditures we make;
•	our ability to make borrowings under our revolving credit agreement;
•	the cost of acquisitions;
•	our debt service requirements;
•	fluctuations in our working capital needs;
•	our ability to access capital markets;
•	compliance with our debt agreements; and
•	the amount of cash reserves established by our general partner.

The amount of cash we have available for distribution to holders of our common units and subordinated units depends primarily on our cash flow and not solely on profitability.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which may be affected by non-cash items. As a result, we may make cash distributions during periods when we report net losses, and conversely, we might fail to make cash distributions during periods when we report net profits.

At the present level of outstanding units, we require $36.3 million of distributable cash flow annually to maintain the current level of distributions. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at the current distribution rate under our cash distribution policy.

Estimates of oil and gas reserves depend on many assumptions that may be inaccurate and any material inaccuracies could materially reduce the production that we gather and process and consequently could adversely affect our financial performance and our ability to make cash distributions.

The reserve information for Quicksilver or any company represents only estimates based on reports prepared by petroleum engineers. Such estimates are calculated using oil and gas prices in effect on the dates indicated in the reports. Any significant price changes may have a material effect on the quantity and recoverability of reserves. Petroleum engineering is a complex and subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other comparable producing areas;
•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil and gas prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserve estimates can be subjective, the number of wells that can be economically drilled, the quantities of oil and gas that are ultimately recovered and the timing of the recovery of oil and gas reserves may differ materially from those assumed in estimating reserves. Furthermore, different reserve engineers may interpret different results from the same available data. Actual production could vary materially from estimates of reserves, which could result in material reductions in the volumes we gather and process and consequently could adversely affect our revenues and cash available for distribution.

Because of the natural decline in production from existing wells in our area of operations, our success depends on our ability to obtain new sources of supplies of natural gas. Any decrease in supplies of natural gas could result in a material decline in the volumes we gather and process.

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

We have no control over the level of drilling activity in our area of operations, the amount of reserves associated with the wells drilled or the rate at which production from a well will decline. In addition, we have no control over producers’ drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, availability of drilling rigs and other production and development services and the availability and cost of capital. Fluctuations in energy prices can greatly affect investments to develop new natural gas reserves. Recently announced decreases in drilling and capital investments in the Fort Worth Basin will decrease expected 2009 production activity. Drilling activity generally decreases as natural gas prices decrease. Declines in natural gas prices could have caused a negative impact on exploration, development and production activity. Reductions in exploration or production activity in our area of operations could lead to reduced utilization of our system. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, Quicksilver is not contractually obligated to develop the reserves it has dedicated to us in the Quicksilver Counties. If reductions in drilling activity or competition result in our inability to obtain new sources of supply to replace the natural decline of volumes from existing wells, throughput on our system would decline, which could reduce our revenue and cash available for distribution.

Our construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition.

One of the ways we intend to grow our business is through the construction of new midstream assets. Additions or modifications to our asset base involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenues may not increase as anticipated for a particular project. For instance, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. We do not have access to estimates of potential non-Quicksilver reserves in an area prior to constructing or acquiring facilities in such area. To the extent we rely on estimates of future production by parties other than Quicksilver in our decision to expand our systems, such estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, expansion of our asset base generally requires us to obtain new rights-of-way. We may be unable to obtain such rights-of-way or it may become more expensive for us to obtain or renew rights-of-way. If the cost of rights-of-way increases, our cash flows could be adversely affected.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

In addition to expanding our existing systems, we may pursue acquisitions that would increase the cash generated by operations. If we are unable to make these acquisitions because we are: (1) unable to identify attractive acquisition candidates, to analyze acquisition opportunities successfully from an operational and financial point of view or to negotiate acceptable purchase contracts with them; (2) unable to obtain financing for these acquisitions on economically acceptable terms; or (3) outbid by competitors, then our future growth and ability to increase distributions could be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated by operations.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenues and costs, including synergies;
•	an inability to integrate successfully the businesses we acquire;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business matters;
•	unforeseen difficulties operating in new product areas, with new customers, or new geographic areas; and
•	customer or key employee losses at the acquired businesses.

We depend on our midstream assets to generate our revenues, and if the utilization of these assets were reduced significantly, there could be a material adverse effect on our revenues, earnings, and ability to make distributions to our unitholders.

Operations at our midstream assets could be partially curtailed or completely shut down, temporarily or permanently, as a result of:

•	operational problems, labor difficulties or environmental proceedings or other litigation that compel curtailing of all or a portion of the operations;
•	catastrophic events at our facilities or at downstream facilities owned by others;
•	an inability to obtain sufficient quantities of natural gas; or
•	prolonged reductions in exploration or production activity by producers in the areas in which we operate.

The magnitude of the effect on us of any curtailment of operations will depend on the length of the curtailment and the extent of the operations affected by such curtailment. We have no control over many of the factors that may lead to a curtailment of operations.

In the event that we are unable to provide either gathering or processing services, Quicksilver may use others to gather or process its production as it so determines. In the event that we are unable to provide either gathering or processing services for 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right to terminate our gathering and processing agreement as it relates to the affected gas. In light of our asset concentration, if such a termination were to occur, it could cause our revenues, earnings and cash distributions to our unitholders, to decrease significantly.

Pipelines and facilities interconnected to our natural gas and NGL pipelines and facilities could become unavailable to transport natural gas and NGLs, and our revenues and cash available for distribution could be adversely affected.

We depend upon pipelines and other facilities owned by others to provide delivery options from our pipelines and facilities for our customers’ benefit. Since we do not own or operate these assets, their continuing operation is not within our control. If any of these pipelines and other facilities become unavailable to transport natural gas and NGLs, our revenues and cash available for distribution could be adversely affected.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Our natural gas gathering and intrastate transportation operations are generally exempt from FERC regulation, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we have no assurance that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has regularly been the subject of litigation, so, the classification and regulation of some of our gathering facilities and intrastate transportation pipelines could change based on future determinations by FERC and the courts. If our gas gathering and processing agreement with Quicksilver, or our performance under that agreement, becomes subject to FERC jurisdiction, the agreement may be terminated.

State and local regulations also affect our business. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right to decide whose production we gather or transport. Federal law leaves any economic regulation of natural gas gathering to the states. Texas, the only state in which we currently operate, has adopted complaint-based regulation of gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve access and rate grievances. Other state and local regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the rates, terms and conditions of our gathering lines.

We are subject to environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. We may incur substantial costs to conduct our operations in compliance with these laws and regulations. Moreover, new or stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance or remediation costs.

Failure to comply with environmental laws and regulations or the permits issued under them may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting our operations. In addition, strict joint and several liabilities may be imposed under environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that did comply at the time those actions were taken. Private parties may also have the right to pursue legal actions against us to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other impacts of our operations. We may not be able to recover some or any of these costs through insurance or increased revenues, which may materially reduce our earnings and have a material adverse effect on our ability to make cash distributions.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The DOT requires pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could harm “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•	maintain processes for data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

We currently estimate that we will incur costs of approximately $1.7 million through 2011 to perform the testing required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.

We will be required to make substantial capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we may be unable to expand our business operations or increase our future cash distributions. To fund our expansion capital expenditures, we will be required to use cash from our operations, incur borrowings or sell additional common units or other securities. Such uses of cash from operations will reduce cash otherwise available for distribution to our unitholders. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition or general economic conditions at the time of any such financing or offering. Even if we are successful in obtaining the necessary funds, the terms of such financings could adversely impact our ability to pay distributions to our unitholders. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate, which could materially decrease our ability to pay distributions.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, which subjects us to the possibility of more onerous terms or increased costs to maintain valid rights-of-way. We obtain standard easement rights to construct and operate our pipelines on land owned by third parties. Our rights generally revert back to the landowner after we stop using the easement for its specified purpose. Therefore, these easements exist for varying periods of time. Our loss of easement rights could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our revenues, earnings and ability to make cash distributions.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our cash flows and, accordingly, the market price for our common units.

Our operations are subject to many risks inherent in the midstream business including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by natural disasters and acts of terrorism;
•	inadvertent damage from construction, farm and utility equipment;
•	leaks or losses of natural gas or NGLs as a result of the malfunction of equipment or facilities;

•	fires and explosions; and
•	other hazards that could also result in personal injury, loss of life, pollution or suspension of operations.

These risks could result in curtailment or suspension of our related operations.

We are not fully insured against all risks inherent to our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur which may include certain types of toxic tort claims. Any significant accident or event that is not fully insured could adversely affect our earnings and cash distributions. In addition, we may not be able to economically obtain or maintain insurance of the type and amount we desire. As a result of market conditions, premiums and deductibles for certain of our insurance policies could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Additionally, we may be unable to recover from prior owners of our assets, pursuant to our indemnification rights, for potential environmental liabilities. We currently carry business interruption insurance; however, any catastrophic event of the sort that is not covered by our business interruption or other insurance could have a material adverse effect on our ability to distribute cash to our unitholders.

Restrictions in our revolving credit agreement limit our ability to make distributions to unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.

Our revolving credit agreement contains restrictive and financial covenants. Any subsequent replacement of our credit agreement or any new indebtedness could have similar or greater restrictions.

We are exposed to the credit risks of Quicksilver, and any material nonpayment by Quicksilver could reduce our ability to make distributions to our unitholders.

We are dependent on Quicksilver for the preponderance of the volumes that we gather and process, and are consequently subject to the risk of nonpayment or late payment by Quicksilver. Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy counterparty or with a more diversified group of customers, and unless and until we significantly increase our customer base, we expect to remain subject to significant and non-diversified risk of nonpayment or late payment of our fees. Any material nonpayment or nonperformance by Quicksilver could reduce our ability to make distributions to our unitholders. Furthermore, Quicksilver is highly leveraged and subject to its own operating and regulatory risks, which could increase the risk that it may default on its obligations to us.

The loss of key personnel could adversely affect our ability to operate.

We depend on the leadership, involvement and services of a relatively small group of Quicksilver’s key management personnel. The loss of the services of any of these individuals could adversely affect our ability to operate our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

A detailed description of our properties and associated 2008 developments is included in Item 1 of this annual report and is incorporated herein by reference.

Item 3.	Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may become a defendant in various legal proceedings and litigation arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common units are traded on the NYSE Arca exchange under the symbol “KGS.” The following table sets forth the high and low sales prices of our common units and the per unit distributions paid during the period from August 10, 2007, the date of our IPO, through December 31, 2008.

			Distributions
			Per Common
Quarter Ended	High	Low	Unit		Record Date	Payment Date

September 30, 2007	$24.98	$20.17	$0.1675	(1)	Oct. 31, 2007	Nov. 14, 2007
December 31, 2007	$25.02	$23.15	$0.300		Jan. 31, 2008	Feb. 14, 2008
March 31, 2008	$25.75	$22.15	$0.315		Apr. 30, 2008	May 15, 2008
June 30, 2008	$25.90	$23.50	$0.350		July 31, 2008	Aug. 14, 2008
September 30, 2008	$23.13	$17.25	$0.350		Oct. 31, 2008	Nov. 14, 2008
December 31, 2008	$18.60	$5.59	$0.370	(2)	Feb. 3, 2009	Feb. 13, 2009

(1)	Represents a pro rata portion of a $0.30 quarterly distribution from the date of the closing of our IPO paid on all units to holders of record as of the close of business on October 31, 2007
(2)	The 4th quarter 2008 distribution will be reflected as 2009 activity, since distributions are recorded when paid

We also have 11,513,625 subordinated units outstanding for which there is no established market. Quicksilver is the only holder of record of our subordinated units at December 31, 2008.

The last reported sale price of our common units on NYSE Arca on February 10, 2009, was $14.00. As of that date, there were 2,948 holders of record.

Cash Distribution Policy

Our cash distribution policy reflects a basic judgment that our unitholders are best served by distributing our cash available after expenses and reserves rather than retaining it. Because we will strive to finance most of our maintenance capital expenditures through cash generated from operations, we believe that our investors are generally best served by distributing all of our available cash. Since we are not subject to an entity-level federal income tax, we have more cash to distribute to unitholders than would be the case were we subject to such tax. Our Partnership Agreement requires that we distribute all of our available cash quarterly, except under certain types of circumstances. Based on uncertainty within the credit markets, we decided to limit our distribution for the fourth quarter of 2008 to $0.37, although the amount earned was substantially higher. Our ability to make quarterly distributions is subject to certain restrictions, including restrictions under our debt agreements and Delaware law.

Performance Graph

The following performance graph compares the cumulative total unitholder return on KGS common units with the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Alerian MLP Index for the period from August 8, 2007 to December 31, 2008, assuming an initial investment of $100.

Comparison of Cumulative Total Return

Item 6.	Selected Financial Data

The information in this section should be read in conjunction with Items 7 and 8 of this annual report. The following table includes selected financial data for each of the four years ended December 31, 2008, and for the period from January 21, 2004 (date of inception) to December 31, 2004.

							Period from
							January 21,
							2004 to
	Year Ended December 31,						December 31,
	2008		2007		2006	2005	2004

Operating Results Data:
(in thousands, except per unit and volume data)

Total revenues	$78,058		$35,941		$13,918	4,868	$36
Expenses:
Total operating expenses	41,223		22,961		11,375	3,315	33
Operating income	36,835		12,980		2,543	1,553	3
Income before income taxes	26,669		8,569		2,556	1,553	3
Net income	26,416		8,256		2,421	1,553	3

Diluted earnings per unit	$0.96		$0.20		n/a	n/a	n/a
Cash distributions per unit	$1.3850	(1)	$0.4675	(1)	n/a	n/a	n/a

Net cash provided by (used in):
Operating activities	$52,683		$14,949		$6,445	$2,304	$29
Investing activities	(148,079)		(73,797)		(78,360)	(43,707)	(6,020)
Financing activities	94,574		57,176		74,712	41,403	5,991

Volumes gathered (MMcf)	75,701		34,995		14,263	3,561	103
Volumes processed (MMcf)	56,225		30,802		13,496	3,561	103

Adjusted gross margin(2)(4)	$51,401		$21,050		$5,506	$2,167	$11
EBITDA(3)(5)	51,412		21,286		5,519	2,167	11

Financial Condition Information:

Property, plant and equipment, net	$488,120		$273,948		$130,791	$53,783	$6,603
Total assets	493,015		278,410		134,623	53,783	6,603
Long-term debt	174,900		5,000		-	-	-
Other long-term obligations (6)	180,803		135,613		503	29	-
Net equity	105,703		110,200		118,652	48,949	5,993

(1)	2008 reported amount includes a $0.37 distribution for the fourth quarter of 2008 on all common units to holders of record as of the close of business on February 3, 2009. 2007 reported amount includes a $0.30 distribution for the fourth quarter of 2007 on all common units to holders of record as of the close of business on January 31, 2008.

(2)	Defined as total revenues less operations and maintenance expense and general and administrative expense. For additional information regarding Adjusted Gross Margin, including a reconciliation of Adjusted Gross Margin to Net Income as determined in accordance with GAAP, see “Results of Operations” in Item 7 of this annual report.

(3)	Defined as net income plus income tax provision, interest expense, and depreciation and amortization expense. For additional information regarding EBITDA, including a reconciliation of EBITDA to Net Income as determined in accordance with GAAP, see “Results of Operations” in Item 7 of this annual report.

(4)	For 2005, gross margin and EBITDA of $2.2 million less $0.6 million in depreciation and amortization expense equals reported net income of $1.6 million.

(5)	For 2004, gross margin and EBITDA of $11,000 less $8,000 in depreciation and amortization expense equals reported net income of $3,000.

(6)	Other long-term obligations include the following: Note payable to Quicksilver, Repurchase obligations to Quicksilver and Asset retirement obligations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our historical consolidated financial condition and results of operations that is intended to help the reader understand our business, results of operations and financial condition. It should be read in conjunction with other sections of this annual report, including our historical consolidated financial statements and accompanying notes thereto included in Item 8.

This MD&A includes the following sections:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates

OVERVIEW

We are a growth-oriented Delaware limited partnership engaged in gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, and to other natural gas producers in this area. During 2008, more then 80% of our total gathering volumes were comprised of natural gas owned or controlled by Quicksilver.

The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather and process natural gas pursuant to contracts under which we receive fees. We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in reduced production volumes by our customers and a resulting decrease in our revenues. Our contracts provide relatively stable cash flows, but little upside in higher commodity price environments. All of our natural gas volumes gathered and processed during 2008 was subject to fee-based contracts.

Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important factors affecting our profitability and unitholder value therefore we review them monthly for consistency and to identify trends in our operations. These performance measures are outlined below:

Volume – We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. Our ability to achieve these objectives is impacted by:

•	the level of successful drilling and production activity in areas where our systems are located;
•	our ability to compete with other midstream companies for production volumes; and
•	our pursuit of new opportunities where a limited number of midstream companies conduct business.

We routinely monitor producer activity in the areas we serve to identify new supply opportunities.

Adjusted Gross Margin – Adjusted gross margin information is presented as a supplemental disclosure because it is a key measure used by management to evaluate the relationship between our gathering and processing revenues and our cost of operating our facilities, including our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for expenses such as interest and income tax which are necessary to maintain our business. In measuring our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner. A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations” below.

Operating Expenses – Operating expenses are a separate measure that we use to evaluate performance of our operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period. Our ability to manage operating expenses has a significant impact on our profitability and ability to pay distributions.

EBITDA – We believe that EBITDA is a widely accepted financial indicator of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA is not a measure calculated in accordance with GAAP, as it does not include deductions for items such as depreciation, interest and income taxes, which are necessary to maintain our business. EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA calculations may vary among entities, so our computation may not be comparable to EBITDA measures of other entities. In evaluating EBITDA, we believe that investors should also consider, among other things, the amount by which EBITDA exceeds interest costs, how EBITDA compares to principal payments on debt and how EBITDA compares to capital expenditures for each period. A reconciliation of EBITDA to amounts reported under GAAP is presented in “Results of Operations.”

EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance as compared to those of other companies in the midstream industry without regard to financing methods, capital structure or historical cost basis; and
•	the viability of acquisitions and capital expenditure projects and the rates of return on investment opportunities.

Items Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable to prior periods or to future expected results for the reasons described below:

•	Quicksilver’s Barnett Shale operations began in 2004 and have grown significantly from these initial levels;
•	as we expanded our system’s capacity we have incurred expenses that we do not expect to recur;
•	expenses are largely independent of throughput volumes and are more directly related to our facilities’ capacity; and
•	revenues are highly dependent on producers’ ability to develop reserves and to connect producing wells to our system.

RESULTS OF OPERATIONS

The following table summarizes our combined results of operations for each of the three years in the period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except volume data)

Total revenues	$78,058	$35,941	$13,918
Operations and maintenance expense	20,250	11,512	7,475
General and administrative expense	6,407	3,379	937

Adjusted gross margin	51,401	21,050	5,506
Other income	11	236	13

EBITDA	51,412	21,286	5,519
Depreciation and accretion expense	14,566	8,070	2,963
Interest expense	10,177	4,647	-
Income tax provision	253	313	135

Net income	$26,416	$8,256	$2,421

Volume Data:
Volumes gathered (MMcf)	75,701	34,995	14,263
Volumes processed (MMcf)	56,225	30,802	13,496

The following table summarizes our volumes for each of the three years ended December 31, 2008:

	Gathering			Processing
	2008	2007	2006	2008	2007	2006
	(MMcf)

Cowtown System	57,550	32,673	14,263	56,225	30,802	13,496
Lake Arlington Dry System	13,067	1,611	-	-	-	-
Hill County Dry System	5,084	711	-	-	-	-

Total	75,701	34,995	14,263	56,225	30,802	13,496

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
	(In thousands)

Revenue for the year ended December 31, 2006	$6,513	$7,405	$-	$13,918
Volume changes	9,990	10,425	-	20,415
Price changes	359	724	525	1,608

Revenue for the year ended December 31, 2007	$16,862	$18,554	$525	$35,941
Volume changes	22,409	16,045	-	38,454
Price changes	2,402	886	375	3,663

Revenue for the year ended December 31, 2008	$41,673	$35,485	$900	$78,058

2008 Compared with 2007

Total Revenues and Volumes — Approximately $38.5 million of the increase in total revenues was due to the increase in volumes that we gathered and processed in the Fort Worth Basin. This volume increase was principally due to the well connections made during 2008 across each of our systems. We expect our revenues to increase further as more of the Fort Worth Basin is developed and more reserves are produced. Further, our expanded facilities, including the Corvette Plant which was placed into service in first quarter of 2009, will likely result in more throughput and higher revenues for us.

Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems and additional operating costs related to the full year effect of the natural gas processing facility placed in service in March 2007. However, the increases in our operations and maintenance expenses have been less significant than the increases in our throughput volumes and revenues. Operations and maintenance expenses will likely increase in the future based primarily on the addition of the Corvette Plant, although we expect these costs to grow at a slower rate than gathering and processing volume increases. We expect the Corvette Plant and related facilities’ operations and maintenance expenses to average $1.8 million per quarter in 2009.

General and Administrative Expense — The increase in general and administrative expense was primarily the result of of our expanded operations and the resulting increase in administrative and managerial personnel and their related expenses to support that growth, as well as the full year effect of being a publicly-traded partnership. General and administrative expense includes equity-based compensation for the years ended December 31, 2008 and 2007 of $1.2 million and $0.4 million, respectively.

Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin and EBITBA increased from 59% in 2007 to approximately 66% in 2008, primarily due to the increase in revenues, which were partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.

Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service during 2008 in expanding our gathering network and increasing our processing capability. Depreciation and accretion expenses will likely increase by an estimated $0.9 million per quarter in 2009 based on the Corvette Plant being placed into service.

Interest Expense — Interest expense increased primarily due to the increases in the repurchase obligation to Quicksilver, the subordinated note payable to Quicksilver and the borrowings under the revolving credit agreement. Capitalized interest for 2008 is related to the construction of the Corvette Plant.

The following table summarizes the details of interest expense for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(In thousands)

Interest cost:
Repurchase obligation	$6,023	$2,625
Subordinated note to Quicksilver	2,802	1,669
Revolving credit facility	3,158	353

Total cost	11,983	4,647
Less interest capitalized	1,806	-

Interest expense	$10,177	$4,647

2007 Compared with 2006

Total Revenues and Volumes — Approximately $20.4 million of the increase in total revenues was due to the increase in volumes that we gathered and processed in the Fort Worth Basin as the exploration and development efforts in the region advanced. In particular, the gathering activity on the Cowtown Pipeline and the resulting processing of that gas drove most of the growth.

Operations and Maintenance Expense — The increase in operations and maintenance expenses was mainly due to the additional operating costs related to the natural gas processing facility that we placed into service in March 2007 and the continued expansion of our natural gas gathering system. On a per gathered Mcf basis, our operations and maintenance expense decreased 37% as we better utilized the fixed portion of our cost structure with higher throughput.

General and Administrative Expense — The increase in general and administrative expense was primarily the result of the expansion of our operations and the resulting increase in administrative and managerial personnel and related expenses to support that growth. Costs related to being a publicly traded partnership in 2007 also contributed to the increase in general and administrative expense.

Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin and EBITDA increased from 40% in 2006 to approximately 59% in 2007, primarily due to the increase in revenues, which were partially offset by higher operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.

Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the higher gross cost of property, plant and equipment due to capital expenditures made during 2007 to expand our gathering network and due to the effect of the processing facility placed into service during 2007.

Interest Expense — Interest expense increased primarily due to the repurchase obligation to Quicksilver, the subordinated note to Quicksilver and the borrowings under the revolving credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

The volumes of natural gas gathered and processed through our systems are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, the availability and cost of capital, the level of successful drilling activity and other factors beyond their control. Although Quicksilver has mitigated its near-term exposure to low prices through the use of derivative financial instruments covering substantial portions of its expected 2009 and 2010 production, we cannot predict whether or when natural gas prices will increase or decrease. In addition, the turmoil in the credit and financial markets deepened significantly during the second half of 2008, which resulted in Quicksilver and other customers announcing year-over-year reductions in their planned levels of capital expenditures and drilling activity for 2009. If these conditions were to persist or worsen over a prolonged period of time, we could experience a reduction in volumes through our system and therefore a reduction of revenues and cash flows.

Our sources of liquidity include:

•	cash generated from operations;
•	borrowings under our revolving credit agreement; and
•	future debt and equity offerings.

We believe that the cash generated from these sources will be sufficient to meet our expected $0.37 per unit quarterly cash distributions during 2009 and satisfy our short-term working capital and capital expenditure requirements.

Since the inception of operations in 2004, our cash flows have been significantly influenced by Quicksilver’s production in the Fort Worth Basin. Quicksilver’s average natural gas production from the Fort Worth Basin reached 259 MMcfed during the fourth quarter of 2008. As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.

Cash Flows

2008 Cash Flows Compared to 2007

Cash Flows Provided by Operating Activities — The increase in cash flows provided by operating activities resulted primarily from increased revenues and higher profitability associated with the services we provided to the customers whose wells are connected to our systems.

Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulted from the higher capital expenditures used to expand our gathering system and processing capabilities. In 2008 we paid $40.5 million on gathering assets and $107.6 million on processing facilities which included

$101.9 million related to the Corvette Plant. We believe that these expenditures will be accretive to future operating results.

Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in 2008 consisted primarily of the proceeds from borrowings under our credit agreement of $169.9 million used to expand our fixed asset base, partially offset by the full year effect of distributions of $31.9 million to our unitholders. We funded a portion of our repurchase obligation to Quicksilver for our 2008 purchase of the Lake Arlington Dry System for $42.1 million.

2007 Cash Flows Compared to 2006

Cash Flows Provided by Operating Activities — The increase in cash flows provided by operating activities resulted primarily from increased revenues and higher profitability associated with higher gathering and processing volumes associated with the increased number of Quicksilver wells connected to our system.

Cash Flows Used in Investing Activities — The decrease in cash flows used in investing activities resulted from the lower capital expenditures used to expand our transportation network and processing capabilities, as 2006 was significantly impacted by the construction of one of the processing units at the Cowtown Plant which was placed in service during March 2007.

Cash Flows Provided by Financing Activities — Cash flows provided by financing activities during 2007 were significantly impacted by the IPO and IPO-related transactions, many of which we do not expect to recur, whereas 2006 consisted of capital contributions to us by Quicksilver and by the private investors.

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

Since our inception in 2004, we have made substantial capital expenditures. We anticipate that we will continue to make capital expenditures to develop our gathering and processing network as Quicksilver continues to expand its development efforts in the Fort Worth Basin. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives and to maintain our distribution levels.

We have budgeted approximately $35 million in capital expenditures for 2009, of which $10.0 million is classified as maintenance capital expenditures. The capital budget includes approximately $15 million for the construction of pipelines and gathering systems, approximately $16 million for compression and approximately $4 million associated with its natural gas processing plants. The Corvette Plant, with a design capacity of approximately 125 MMcf per day, was placed into service in the first quarter of 2009 and increased our total processing capacity to approximately 325 MMcf per day.

Additionally, Quicksilver has the right to complete construction and to operate the new gathering system for the Hill County Dry System, which we are obligated to purchase from Quicksilver at fair market value in or before 2011 based on the expected timing of the system’s commerciality. Quicksilver expects to incur capital expenditures of $12 million for the Hill County Dry System in 2009.

We have the option to purchase the Cowtown Pipeline Assets from Quicksilver at their original cost within two years after those assets commence commercial service. We expect to complete their purchase in or before 2011 based upon the expected timing of their commencement of commercial service.

We also assist Quicksilver with the operations of other midstream assets for which we receive a fee of $75,000 per month.

We regularly review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Since we strive to distribute most of our available cash to our unitholders, we will depend on a combination of borrowings under our revolving credit agreement and operating cash flows to finance any future growth capital expenditures or acquisitions.

Revolving Credit Facility and Subordinated Note

For a complete description of Long Term Debt, see Note 6 to our consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

Repurchase Obligations to Quicksilver

For a complete description of Repurchase Obligations to Quicksilver, see Note 2 to our consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

Total Contractual Cash Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(in millions)

Long-Term Debt (1)	$228.5	$1.4	$1.1	$1.1	$176.0	$48.9	$-
Contractual Obligations (2)	$13.8	$13.8	$-	$-	$-	$-	$-
Repurchase Obligations (3)	$123.3	$-	$-	$123.3	$-	$-	$-
Asset Retirement Obligations (4)	$5.2	$-	$-	$-	$-	$-	$5.2

Total contractual obligations	$370.8	$15.2	$1.1	$124.4	$176.0	$48.9	$5.2

(1)	As of December 31, 2008, we had $174.9 million outstanding under our revolving credit agreement and a $53.6 million subordinated note payable to Quicksilver. Based on our debt outstanding and interest rates in effect at December 31, 2008, we anticipate interest payments to be approximately $7.5 million in 2009. For each additional $10.0 million in borrowings, annual interest payments will increase by approximately $0.3 million. If the committed amount under our revolving credit agreement were to be fully utilized by year-end 2009 at interest rates in effect at December 31, 2008, we estimate that interest payments would increase by approximately $1.7 million. If interest rates on our December 31, 2008 variable debt balance of $228.5 million increase or decrease by one percentage point, our annual income will decrease or increase by $2.3 million.

(2)	These amounts include agreements for which we have signed contracts to construct natural gas processing and compression facilities in various locations. See Note 8 in “Item 8. Financial Statements and Supplementary Data” of this annual report for more information regarding Commitments and Contingent Liabilities.

(3)	We are obligated to purchase the Hill County Dry System from Quicksilver at its fair market value in or before 2011 based upon the expected timing of its commerciality. The Repurchase Obligations to Quicksilver balance of $123.3 million includes $67.0 million related to Cowtown Pipeline Assets that we have the option to purchase. We expect to complete the repurchase of these assets in or before 2011 based upon the expected timing of their commerciality. The estimated remaining cost to complete the construction of the assets subject to the repurchase obligation is approximately

$24.0 million. Based on our interest rates in effect at December 31, 2008, we anticipate non-cash interest expense to be approximately $5.5 million in 2009.

(4)	For more information regarding our Asset Retirement Obligations, see Note 7 to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

CRITICAL ACCOUNTING ESTIMATES

Management discusses with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. Our consolidated financial statements are prepared in accordance with GAAP in the United States. We believe our accounting policies are appropriately selected and applied.

Use of Estimates

GAAP in the United States require management to make estimates and judgments that affect the amounts reported in the financial statements and notes. These estimates and judgments are based on information available at the time that we make such estimates and judgments. These estimates and judgments principally affected the reported amounts of depreciation expense, asset retirement obligations and stock-based compensation.

Depreciation Expense and Cost Capitalization Policies

Our assets consist primarily of natural gas gathering pipelines, processing plants, compression facilities and transmission pipelines. We capitalize all construction-related direct labor and material costs plus the interest cost associated with financing the construction of new facilities. These aggregate costs are then depreciated using the straight-line method over the estimated useful life of the constructed asset. The cost of renewals and betterments that extend the useful life or substantially improve the efficiency of property, plant and equipment are also capitalized. The cost of repairs, replacements and normal maintenance projects are expensed as incurred.

The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which could impact current and future depreciation expense.

Repurchase Obligations to Quicksilver

We have an option to repurchase certain Cowtown Pipeline Assets from Quicksilver at original cost in or before 2011 based upon the expected timing of their commerciality. Additionally, KGS has an obligation to purchase the Hill County Dry System from Quicksilver at its fair market value in or before 2011 based upon the expected timing of its commerciality. KGS has significant continuing involvement in the operation of the Cowtown Pipeline Assets and the Hill County Dry System and intends to purchase those assets from Quicksilver. Accordingly, the original cost of these assets has been included in both property, plant and equipment and repurchase obligations to Quicksilver. Similarly, KGS’ results of operations include the revenues and expenses for these operations. Note 2 to our consolidated financial statements included in Item 8. of this annual report contains additional discussion of our repurchase obligations.

Asset Retirement Obligations

In certain instances, we have obligations to remove equipment and restore land at the end of our right-of-way period or the asset’s useful life. We estimate the amount and timing of asset retirement expenditures and record the discounted fair value of asset retirement obligations as a liability in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense on a straight-line basis over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for both the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

Stock Based Compensation

Prior to 2007, we issued no equity-based compensation awards. During 2007 and 2008, we issued phantom units to certain independent directors, executive officers and employees of Quicksilver who provide services to us. We account for all share-based payment transactions by recognizing the cost of such phantom units in the financial statements at their fair value on the grant date. The amount of expense we recognize is impacted by assumptions for forfeiture rates and estimated distributions during the vesting period.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements within the meaning of the rules issued by the SEC.

Recently Issued Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 2 to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.

Credit Risk

Our primary credit risk is that we are dependent on Quicksilver for the majority of our natural gas volumes and are consequently subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees. Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it might be with a more creditworthy contract counterparty or with a more diversified group of customers. Unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees. Additionally, broad market factors such as lower credit availability, prompt us to perform frequent credit analyses of our customers. We have not had any customers fail to perform on their financial obligations to us.

Interest Rate Risk

As base interest rates remain low, the credit markets have caused the spreads charged by lenders to increase. As base rate or spreads increase, our financing costs will increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect that our competitors would face similar challenges with respect to funding acquisitions and capital projects.

We are exposed to variable interest rate risk as a result of borrowings we may have under our revolving credit agreement and our Subordinated Note and repurchase obligations to Quicksilver.

Item 8.	Financial Statements and Supplementary Data

QUICKSILVER GAS SERVICES LP
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Quicksilver Gas Services LP
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Quicksilver Gas Services LP and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quicksilver Gas Services LP and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 2, 2009

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data

	Year Ended December 31,
	2008	2007	2006

Revenues
Gathering and transportation revenue - Quicksilver	$36,061	$15,089	$6,460
Gathering and transportation revenue	5,612	1,773	53
Gas processing revenue - Quicksilver	30,127	16,564	7,342
Gas processing revenue	5,358	1,990	63
Other revenue - Quicksilver	900	525	-

Total revenues	78,058	35,941	13,918

Expenses
Operations and maintenance - Quicksilver	20,250	11,512	7,475
General and administrative - Quicksilver	6,407	3,379	937
Depreciation and accretion	14,566	8,070	2,963

Total expenses	41,223	22,961	11,375

Operating income	36,835	12,980	2,543
Other income	11	236	13
Interest expense	10,177	4,647	-

Income before income taxes	26,669	8,569	2,556
Income tax provision	253	313	135

Net income	$26,416	$8,256	$2,421

Net income attributable to the period from beginning of period to August 9, 2007		$3,444
Net income attributable to the period from August 10, 2007 to December 31, 2007		4,812

Net income		$8,256

General partner interest in net income (1)	$652	$93
Common and subordinated unitholders’ interest in net income (1)	$25,764	$4,719
Earnings per common and subordinated unit: (1)
Basic	$1.08	$0.20
Diluted	$0.96	$0.20
Weighted average number of common and subordinated units outstanding: (1)
Basic	23,783	23,777
Diluted	29,583	23,787

(1)	Amounts for 2007 represent the post-IPO period from August 10, 2007 to December 31, 2007

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED BALANCE SHEETS
In thousands, except for per unit data

	December 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$303	$1,125
Accounts receivable	2,082	882
Accounts receivable from Quicksilver	-	800
Prepaid expenses and other current assets	594	690

Total current assets	2,979	3,497
Properties, plant and equipment, net	488,120	273,948
Other assets	1,916	965

	$493,015	$278,410

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,375	$1,100
Accounts payable to Quicksilver	10,502	-
Accrued additions to property, plant and equipment	17,433	23,624
Accounts payable and other	1,930	2,700

Total current liabilities	31,240	27,424
Long-term debt	174,900	5,000
Note payable to Quicksilver	52,271	50,569
Repurchase obligations to Quicksilver	123,298	82,251
Asset retirement obligations	5,234	2,793
Deferred income tax liability	369	173
Commitments and contingent liabilities (Note 8)
Partners’ capital
Common unitholders (12,269,714 and 12,263,625 units issued and outstanding at December 31, 2008 and 2007, respectively)	108,014	109,830
Subordinated unitholders (11,513,625 units issued and outstanding at December 31, 2008 and 2007)	(2,322)	356
General partner	11	14

Total partners’ capital	105,703	110,200

	$493,015	$278,410

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$26,416	$8,256	$2,421
Items included in net income not affecting cash:
Depreciation	14,382	7,987	2,942
Accretion of asset retirement obligation	184	83	21
Deferred income taxes	196	38	135
Equity-based compensation	1,017	130	-
Amortization of debt issuance costs	243	88	-
Non-cash interest expense	8,825	4,294	-
Changes in assets and liabilities:
Accounts receivable	(1,200)	(815)	(66)
Prepaid expenses and other assets	(612)	(543)	(146)
Accounts receivable from Quicksilver	4,002	(5,975)	-
Accounts payable and other	(770)	1,406	1,138

Net cash provided by operating activities	52,683	14,949	6,445

Investing activities:
Capital expenditures	(148,079)	(73,797)	(77,539)
Other	-	-	(821)

Net cash used in investing activities	(148,079)	(73,797)	(78,360)

Financing activities:
Proceeds from sale of assets to Quicksilver	-	29,508	-
Proceeds from revolving credit facility borrowings	169,900	5,000	-
Debt issuance costs	(486)	(1,041)	-
Repayment of repurchase obligation to Quicksilver	(42,085)	-	-
Repayment of subordinated note payable to Quicksilver	(825)	-	-
Net proceeds from issuance of equity units	-	112,298	-
Issuance costs of equity units paid	-	(2,933)	-
Distribution of offering proceeds to partners	-	(119,806)	-
Contributions by Quicksilver	-	38,045	67,421
Contributions by other partners	-	167	7,291
Distributions to unitholders	(31,930)	(4,062)	-

Net cash provided by financing activities	94,574	57,176	74,712

Net increase (decrease) in cash	(822)	(1,672)	2,797
Cash at beginning of period	1,125	2,797	-

Cash at end of period	$303	$1,125	$2,797

Cash paid for interest	$2,341	-	-
Cash paid for income taxes	$332	-	-
Non-cash transactions:
Working capital related to capital expenditures	$31,920	$30,809	$6,608
Debt issuance costs	-	(12)	-
Cost in connection with the initial public offering	-	(275)	-
Issuance of subordinated note payable to Quicksilver	-	50,000	-
Acquisition of property, plant and equipment under repurchase obligation	$(77,108)	$(50,118)	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands

	Net		Partners’ Capital
	Parent	Redeemable	Limited Partners		General
	Equity	Partners’ Capital	Common	Subordinated	Partner	Total

Balance at January 1, 2006	$48,949	$-	$-	$-	$-	$48,949
Contributions	71,930	7,291	-	-	-	79,221
Distributions	(4,508)	-	-	-	-	(4,508)
Net income	2,281	140	-	-	-	2,421

Balance at December 31, 2006	118,652	7,431	-	-	-	126,083
Net income attributable to the period from January 1, 2007 through August 9, 2007	3,119	326	-	-	-	3,445
Contributions	38,045	167	-	-	-	38,212
Initial public offering, net of offering and other costs	-	-	109,090	-	-	109,090
Distribution of initial public offering proceeds	(112,112)	(7,694)	-	-	-	(119,806)
Distribution of subordinated note payable to Quicksilver	(50,000)	-	-	-	-	(50,000)
Reclass Quicksilver’s equity balance to receivable from Quicksilver	2,296	-	-	-	-	2,296
Reclass redeemable partners’ capital	-	(230)	230	-	-	-
Distributions paid to partners	-	-	(2,054)	(1,929)	(79)	(4,062)
Equity-based compensation expense recognized	-	-	130	-	-	130
Net income attributable to the period from August 10, 2007 through December 31, 2007	-	-	2,434	2,285	93	4,812

Balance at December 31, 2007	-	-	109,830	356	14	110,200
Equity-based compensation expense recognized			1,017	-	-	1,017
Distributions paid to partners			(16,135)	(15,140)	(655)	(31,930)
Net income			13,302	12,462	652	26,416

Balance at December 31, 2008	$-	$-	$108,014	$(2,322)	$11	$105,703

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization - Quicksilver Gas Services LP (“KGS”) is a Delaware limited partnership formed in January 2007 for the purpose of completing a public offering of common units and concurrently acquiring the assets of Quicksilver Gas Services Predecessor (“KGS Predecessor”). KGS’ general partner is Quicksilver Gas Services GP LLC, a Delaware limited liability company, which is owned by Quicksilver Resources Inc. (“Quicksilver”). KGS Predecessor, since its inception in 2004, was comprised of entities under the common control of Quicksilver.

KGS’ IPO was accomplished through the sale of 5,000,000 common units on August 10, 2007 and the sale of 750,000 units to the underwriters on September 7, 2007. The proceeds from the IPO, net of total expenses, were approximately $109.1 million. From August 10, 2007 to December 31, 2007, KGS used net proceeds of the IPO, together with cash on hand of $25.1 million, to: (i) distribute $162.1 million (consisting of $112.1 million in cash and a $50.0 million subordinated promissory note payable) to Quicksilver and $7.7 million in cash to the private investors as a return of their investment capital contributed and reimbursement for capital expenditures advanced, and (ii) pay $4.3 million of expenses associated with the IPO, the credit agreement and other transactions related to the IPO, and (iii) for general partnership purposes.

As of December 31, 2008 the ownership of KGS is as follows:

Percentage
Ownership

Common unitholders:
Public	27.1%
Quicksilver	23.5%
Subordinated unitholders:
Quicksilver	47.5%

Total limited partner interest	98.1%

General Partner interest:
Quicksilver	1.9%

Total	100.0%

The general partner is a wholly-owned subsidiary of Quicksilver. Neither KGS nor the general partner has any employees. Employees of Quicksilver have been seconded to KGS’ general partner pursuant to a services and secondment agreement. The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate or directly support KGS’ gathering and processing assets.

Description of Business — KGS is engaged in gathering and processing natural gas and NGLs, produced from the Barnett Shale formation in the Fort Worth Basin located in North Texas. KGS provides services under contracts, whereby it receives fees for performing the gathering and processing services. KGS does not take title to the natural gas or associated NGLs that it gathers and processes therefore avoids direct commodity price exposure.

KGS’ assets include:

•	The Cowtown System, which includes:

-	the Cowtown Pipeline, which consists of a pipeline gathering system and gas compression facilities in the southern portion of the Fort Worth Basin and gathers natural gas produced by KGS’ customers and delivers it for processing;

-	the Cowtown Plant, in Hood County, Texas, which consists of two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport and sale downstream; and
-	the Corvette Plant in Hood County, Texas, which was placed in service during the first quarter 2009, and consists of a natural gas processing unit that extracts NGLs from the natural gas stream and delivers KGS customers’ residue gas to unaffiliated pipelines for transport and sale downstream.

•	The Lake Arlington Dry System, located in Tarrant County, Texas, which consists of a gathering system and a gas compression facility, which KGS purchased from Quicksilver in the fourth quarter of 2008. This system is connected to affiliated pipelines for transport and sale downstream.

As more fully described in Note 2, KGS’ financial statements also include the operations of a gathering system in Hill County, Texas (“Hill County Dry System”) that gathers production from the Fort Worth Basin and delivers it to unaffiliated pipelines for transport and sale downstream.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying consolidated financial statements and related notes of KGS present the financial position, results of operations, cash flows and changes in partners’ capital of KGS’ natural gas gathering and processing assets. The financial statements include historical cost-basis accounts of the assets of KGS Predecessor which were contributed to KGS by Quicksilver and two private investors in connection with the IPO.

Use of Estimates — The preparation of the financial statements in accordance with GAAP in the United States requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results can differ from those estimates.

Cash and Cash Equivalents — KGS considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash or cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Accounts receivable — Accounts receivable are due from Quicksilver and other independent natural gas producers. Each customer of KGS is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Although KGS does not require collateral, appropriate credit ratings are required. Receivables are generally due within 60 days. At December 31, 2008 and 2007, KGS recorded no allowance for uncollectible accounts receivable. During 2008, KGS experienced no non-payment for its services.

Property, Plant and Equipment — Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Expenditures to extend the useful lives of the assets or enhance their productivity or efficiency from their original design are capitalized over the expected remaining period of use.

Asset Retirement Obligations — KGS records the discounted fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the asset retirement cost is allocated to expense using a straight line method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the estimated cash flows.

Repurchase Obligations to Quicksilver — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of:

•	a portion of the gathering lines in the Cowtown Pipeline;
•	the Lake Arlington Dry System; and
•	the Hill County Dry System.

At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. All assets conveyed are or were subject to repurchase by KGS from Quicksilver as follows:

Cowtown Pipeline repurchase - KGS has the option to purchase portions of the Cowtown Pipeline from Quicksilver at their original cost in or before 2011 based upon the expected timing of their commerciality.

Lake Arlington Dry System repurchase - KGS was obligated to purchase the Lake Arlington Dry System from Quicksilver at its fair market value within two years after it was completed and commercial service commenced. During the fourth quarter 2008, KGS completed the acquisition of the Lake Arlington Dry System from Quicksilver for approximately $42 million. The purchase was financed through the use of the credit agreement and resulted in the reduction of the repurchase obligation. In conjunction with the purchase of the Lake Arlington Dry System, Quicksilver assigned its gas gathering agreement to KGS. Under the terms of that agreement, Quicksilver agreed to allow KGS to gather all of the natural gas produced by wells that it operated and from future wells operated by it within the Lake Arlington area through August 2017. Quicksilver’s fee of $0.62 per Mcf gathered by KGS in the Lake Arlington Dry System is subject to annual inflationary escalation.

Hill County Dry System repurchase - KGS is obligated to purchase the Hill County Dry System from Quicksilver at its fair market value in or before 2011 based upon the system’s expected timing of commerciality.

The following table summarizes the assets subject to repurchase rights and obligations (in millions):

		Estimate of		Construction
		Construction		Costs Recognized	Repurchase
		Costs as of		through	obligation at
	June 5, 2007	December 31,		December 31,	December 31,
	Sales Price	2008(1)		2008	2008	KGS Repurchase

Cowtown Pipeline	$22.9	$62.6		$67.0	$67.0	Optional at Cost
Lake Arlington Dry System	3.6	-	(2)	42.1	$-	Repurchased at FV in 2008
Hill County Dry System	3.0	78.0		56.3	$56.3	Obligatory at FV

	$29.5	$140.6		$165.4	$123.3

(1)	Estimates may change based on changes in producers’ drilling progress, material and labor costs, easement costs and other factors
(2)	Excludes any estimated costs after completion of purchase

The assets’ conveyance was not treated as a sale for accounting purposes because KGS operates them and intends to purchase them. Accordingly, the original cost and subsequently incurred costs are recognized in both KGS’ property, plant and equipment and its repurchase obligations to Quicksilver. Similarly, KGS’ results of operations include the revenues and expenses for these operations. For 2008, KGS recognized $6.0 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 5.2%.

Impairment of Long-Lived Assets — KGS reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge will be recorded to reduce the carrying amount for the asset to its estimated fair value if such carrying amount exceeds the fair value. At December 31, 2008, KGS performed an analysis of its estimated future cash flows and determined that there was no impairment on its long-lived assets.

Other Assets — Other assets as of December 31, 2008 consist of costs associated with debt issuance and pipeline license agreements net of amortization. Other assets at December 31, 2007 consisted of cost associated with debt issuance net of amortization. Debt issuance costs are amortized over the term of the associated debt. Pipeline license agreements provide KGS the right to construct, operate and maintain certain pipelines with local municipalities. The pipeline license agreements are amortized over the term of the agreement.

Environmental Liabilities — Liabilities for environmental loss contingencies, including environmental remediation costs, are charged to expense when it is probable that a liability has been incurred and the amount of the assessment or remediation can be reasonably estimated.

Redeemable Partners’ Capital — Prior to the IPO, KGS Predecessor accounted for partners’ capital subject to provisions for redemption outside of its control as mezzanine equity. Redeemable partners’ capital was recorded at fair value at the date of issue and was thereafter accreted to the redemption amount. Any resulting increases in the carrying amount of the redeemable partners’ capital were reflected through decreases in net Quicksilver equity. No accretion was recorded as the carrying amounts exceeded the redemption amounts for all periods presented. Redeemable partners’ capital was eliminated through transactions contemporaneous with the IPO.

Revenue Recognition — KGS’ primary service offerings are the gathering and processing of natural gas. KGS has contracts under which it receives revenues based on the volume of natural gas gathered and processed. KGS recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an exchange arrangement exists;
•	services have been rendered;
•	the price for its services is fixed or determinable; and
•	collectability is reasonably assured.

Income Taxes — KGS is subject to a margin tax that requires tax payments at a maximum effective rate of 0.7% of the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires KGS to recognize currently the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Under the margin tax, taxable entities that are part of an affiliated group engaged in a unitary business must file a combined group report. As a result, KGS is included in a combined group report with Quicksilver and is allocated its proportionate share of the tax liability.

Earnings per Limited Partner Unit — Earnings per unit presented on the statement of income for 2007 reflect only the earnings for the period subsequent to KGS’ IPO. KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic earnings per unit is computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit is computed using the treasury stock method, which considers the impact to net income and common units from the potential issuance of units and conversion debt.

Segment Information — KGS operates solely in the midstream segment in Texas where it provides natural gas gathering, transportation and processing services.

Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable, long-term debt, the note payable to Quicksilver and repurchase obligations to Quicksilver approximate their carrying amounts.

Equity Based Compensation — At time of issuance of phantom units, the Board of Directors of KGS determines whether they will be settled in cash or settled in KGS units. For awards payable in cash, KGS amortizes the expense associated with the award over the vesting period. The liability for fair value is reassessed at every balance sheet date, such that the vested portion of the liability is adjusted to reflect revised fair value through compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom unit award.

Recently Issued Accounting Standards

•  Pronouncements Implemented

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements. No new requirements are included in SFAS No. 157, but application of the Statement has changed current practice. KGS adopted SFAS No. 157 on January 1, 2008 with no impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. While SFAS No. 159 became effective on January 1, 2008, KGS did not elect the fair value measurement option for any of its financial assets or liabilities.

On April 30, 2007, the FASB issued FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39. The FSP amends paragraph 3 of FIN No. 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also amends paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph. KGS adopted FSP No. 39-1 on January 1, 2008 without any impact.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP in the United States. This Statement is generally viewed as a necessary step in the ultimate convergence of global accounting rules. This Statement became effective on November 15, 2008 and was adopted by KGS with no significant impact on our financial statements or related disclosures.

•  Pronouncements Not Yet Implemented

SFAS No. 141(R) (revised 2007), Business Combinations, was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized as period expenses as incurred. The Statement will apply to any acquisition completed by KGS after January 1, 2009, but otherwise had no effect on our financial statements upon adoption.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 was issued in December 2007. The Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of its equity. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both Quicksilver and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in Quicksilver’s ownership interest in a subsidiary that do not result in deconsolidation. KGS adopted SFAS No. 160 on January 1, 2009 with no impact.

The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, in March 2008. Under SFAS No. 161, companies are required to disclose the fair value of all derivative and hedging instruments and their gains or losses in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. KGS adopted SFAS No. 161 with prospective application on January 1, 2009 with no impact.

Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two - Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-4”), was issued in March 2008. EITF 07-4 addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS No. 128, “Earnings per Share” and how earnings of a master limited partnership should be allocated among its general partner, limited partners and other participating securities. KGS adopted EITF No. 07-4 on January 1, 2009 with no significant impact to 2009 or prior allocation of earnings.

In May 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which indicates that issuers of convertible debt instruments generally should separately account for the liability component at its fair value and may result in amounts previously reported as debt being reclassified to equity. Furthermore, interest expense in periods subsequent to issuance may increase if the amount of reported debt changes. We adopted FSP APB 14-1 on January 1, 2009 with no impact to 2009 or previously reported results.

3.	NET INCOME PER COMMON AND SUBORDINATED UNIT

The following is a reconciliation of the weighted average common and subordinated units used in the basic and diluted earnings per unit calculations for 2008 and 2007. The impact of the convertible debt is dilutive for 2008, but was anti-dilutive for 2007.

	Years Ended December 31,
	2008	2007 (1)
	(In thousands, except per unit data)

Common and subordinated unitholders’ interest in net income	$ 25,764	$ 4,719
Impact of interest on convertible debt	2,748	-

Income available assuming conversion of convertible debt	$ 28,512	$ 4,719

Weighted average common and subordinated units - basic	23,783	23,777
Effect of restricted phantom units	141	10
Effect of convertible debt (2)	5,659	-

Weighted average common and subordinated units - diluted	29,583	23,787

Earnings per common and subordinated unit:
Basic	$1.08	$0.20
Diluted	$0.96	$0.20

(1)	Amounts for 2007 represent the period from August 10, 2007 to December 31, 2007
(2)	Assumes that convertible debt is converted using the December 31, 2008 closing price of $9.48 per unit

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		December 31,
	Depreciable Life	2008	2007
		(in thousands)

Gathering and transportation systems	20 years	$179,594	$106,478
Processing plants	20-25 years	157,353	117,571
Construction in progress - plant		106,563	12,636
Construction in progress - pipeline		27,994	20,046
Rights-of-way and easements	20 years	39,473	26,905
Land		1,239	952
Buildings and other	20-40 years	1,836	910

		514,052	285,498
Accumulated Depreciation		(25,932)	(11,550)

Net property, plant and equipment		$488,120	$273,948

Construction in progress – plant reflects the construction of the Corvette Plant, a processing plant and compression facility attached to the Cowtown Pipeline, which was placed in service during the first quarter of 2009.

5.	ACCOUNTS PAYABLE AND OTHER

Accounts payable and other consists of the following:

	December 31,
	2008	2007
	(in thousands)

Accrued operating expenses	$957	$882
Accrued property taxes	-	895
State income taxes	-	276
Equity compensation payable	116	275
Interest payable	734	147
Other	123	225

	$1,930	$2,700

6.	LONG-TERM DEBT

The following table summarizes our long-term debt payments due by period:

	Payments Due by Period
Long-Term Debt	Total	2009	2010-2012	2013-2014	Thereafter
	(in millions)

Credit Agreement	$174.9	$-	$174.9	$-	$-
Subordinated Note to Quicksilver	53.6	1.4	3.3	48.9	-

Total long-term debt	$228.5	$1.4	$178.2	$48.9	$-

Credit Agreement — On August 10, 2007, KGS entered into a five-year $150 million senior secured revolving credit facility (“Credit Agreement”). The Credit Agreement featured an accordion option that with lenders approval increases the facility up to $250 million. On October 10, 2008, the lenders approved an increase of the facility to $235 million. Also, the revised Credit Agreement permits the future expansion of the facility to $350 million, with lender approval. The facility, which matures August 10, 2012, can be extended up to two additional years with requisite lender consent.

The Credit Agreement provides for revolving credit loans, swingline loans and letters of credit. Borrowings under the facility are guaranteed by KGS’ subsidiaries and are secured by substantially all of the assets of KGS and its subsidiaries. KGS has both LIBOR and U.S. prime rate options for revolving loans and a specified rate for swingline loans.

The Credit Agreement contains certain covenants which can limit KGS’ borrowing capacity. All of the covenants exclude the subordinated note payable to Quicksilver and KGS’ obligations to Quicksilver and related non-cash interest. These financial covenants are summarized below:

Quarters Ended	Maximum Debt to EBITDA	Minimum EBITDA to Interest
December 31, 2008 and thereafter	4.50 to 1	2.50 to 1

At December 31, 2008, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million. Based on our results through December 31, 2008, our total borrowing capacity is $235 million and our borrowings were $174.9 million, and the weighted average interest rate was 2.9%. The Credit Agreement contains restrictive covenants that prohibit the declaration or payment of distributions by KGS if a default then exists or would result therefrom, and otherwise limits the amount of distributions that KGS can make. In the event of default, the Credit Agreement allows for the acceleration of the loans, the termination of the credit agreement and foreclosure on collateral. KGS was in compliance with all such covenants as of December 31, 2008.

Subordinated Note — On August 10, 2007, KGS executed a subordinated promissory note (the “Subordinated Note”) payable to Quicksilver in the principal amount of $50.0 million.

The Subordinated Note accrues interest based upon the rate applicable to borrowings under the Credit Agreement plus 1%, which is locked at the time of borrowing. The interest rate at December 31, 2008 was 4.485%. Accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note. Subject to certain restrictions, quarterly installments of $275,000 are payable on the last business day of each calendar quarter. The final payment is due on February 10, 2013. However, if the maturity date of the Credit Agreement is extended, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the revised Credit Agreement maturity date. Amounts payable under the Subordinated Note may at all times, at Quicksilver’s election, be paid, in whole or in part, using KGS units. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below). Such events of default include, but are not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods and the occurrence of an event of default under the Credit Agreement.

Amounts due under the Subordinated Note are subordinated in right of payment to all of our obligations under the Credit Agreement. KGS is precluded from making any payments under the Subordinated Note if any of the following events exist or would result as of the date of the proposed Subordinated Note payment:

•	an event of default under the revolving credit agreement;
•	the existence of a pending judicial proceeding with respect to any event of default under the revolving credit agreement; or
•	our ratio of total indebtedness (which includes the $50.0 million Subordinated Note) to EBITDA as of the end of the fiscal quarter immediately preceding the date of such payment was equal to or greater than 3.5 or would be greater than 3.5 after consideration of such payment.

Through December 31, 2008, we have made all scheduled quarterly interest payments at the end of each quarter by adding them to the principal of the Subordinated Note in accordance with its terms. Accordingly, interest expense of $2.8 million recognized during 2008 was added to the Subordinated Note. In 2008, we made three quarterly principal payments of the Subordinated Note for a total of $0.8 million. The fourth quarter principal payment was prevented by the indebtedness limitation on EBITDA described above.

7.	ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the asset retirement obligation:

	Year Ended December 31,
	2008	2007
	(in thousands)

Beginning asset retirement obligations	$2,793	$503
Additional liability incurred	2,257	2,207
Accretion expense	184	83

Ending asset retirement obligations	$5,234	$2,793

As of December 31, 2008, no assets are legally restricted for use in settling asset retirement obligations.

8.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation - At December 31, 2008, KGS was not subject to any material lawsuits or other legal proceedings.

Casualties or Other Risks - Quicksilver maintains coverage in various insurance programs on KGS’ behalf, which provides it with property damage, business interruption and other coverage’s which are customary for the nature and scope of its operations.

Management of the general partner believes that Quicksilver has adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, Quicksilver may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. KGS maintains its own directors and officers insurance policy separate from the policy maintained by Quicksilver.

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

Regulatory Compliance - In the ordinary course of business, KGS is subject to various laws and regulations. In the opinion of management of the general partner, compliance with current laws and regulations will not have a material adverse effect on KGS’ financial condition or results of operations.

Environmental Compliance - The operation of KGS’ pipelines, plants and other facilities is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, KGS must comply with laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating KGS’ facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2008, KGS had no liabilities recorded for environmental matters.

Commitments - KGS has entered into agreements with third parties providing for natural gas compression equipment and the construction of the Corvette plant, which was placed in service during the first quarter of 2009.

The following table summarizes KGS’ contractual obligations:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2012	2013-2014	Thereafter
	(in millions)

Construction commitments	$13.8	$13.8	$-	$-	$-

Total contractual obligations	$13.8	$13.8	$-	$-	$-

9.	INCOME TAXES

No provision for federal income taxes related to KGS’ results of operations is included in the consolidated financial statements as such income is taxable directly to the partners holding interests in KGS.

Temporary differences relating to KGS’ assets and liabilities will affect the Texas margin tax and a deferred tax liability has been recorded in the amount of $0.4 million and $0.2 million as of December 31, 2008 and 2007, respectively. KGS derives all of its revenue from operations in Texas.

During the third quarter of 2008, KGS paid $0.3 million related to its 2007 liability for Texas margin tax. Quicksilver does not expect to owe consolidated Texas margin tax for 2008 and, accordingly, KGS does not expect to make a cash payment for its 2008 liability for Texas margin tax, based upon Texas filing rules. All effects of the 2008 Texas margin tax calculation are captured in deferred income taxes.

10.	EQUITY PLAN

Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value

Unvested phantom units - January 1, 2008	84,961	$21.36	9,833	$21.36

Vested	(28,247)	21.43	(6,089)	21.36
Issued	6,605	24.12	137,148	25.25
Cancelled	(3,000)	21.36	(974)	25.25

Unvested phantom units - December 31, 2008	60,319	$21.63	139,918	$25.15

At January 1, 2008, KGS had total unvested compensation cost of $1.9 million related to unvested phantom units. KGS recognized compensation expense of approximately $1.4 million during 2008, including $0.4 million for remeasuring the vested portion of awards to be settled in cash to their revised fair value. Grants of phantom units during the year ended December 31, 2008 had an estimated grant date fair value of $3.6 million. KGS has unearned compensation expense of $2.3 million at December 31, 2008 that will be recognized in expense over the next 1.9 years. Phantom units that vested during the year ended December 31, 2008 had a fair value of $0.7 million on their vesting date.

On January 2, 2009, in accordance with its annual compensation changes, KGS granted a total of 405,428 phantom units to the independent directors and executive officers of KGS’ general partner and employees seconded to KGS. Each phantom unit will settle in KGS units and had a grant date fair value of $10.06, which will be recognized over the vesting period of three years.

11.	TRANSACTIONS WITH RELATED PARTIES

Upon completion of, or in connection with, the IPO, KGS entered into a number of agreements with related parties. A description of those agreements follows:

Omnibus Agreement — On August 10, 2007, KGS entered into an omnibus agreement (the “Omnibus Agreement”) with its general partner and Quicksilver, which addresses, among other matters:

•	restrictions on Quicksilver’s ability to engage in midstream business activities in Quicksilver Counties;

•	Quicksilver’s construction of the Lake Arlington Dry System and the Hill County Dry System and KGS’ obligations to purchase those assets from Quicksilver at their fair market value;

•	KGS’ obligation to reimburse Quicksilver for all general and administrative expenses incurred by Quicksilver on behalf of KGS;

•	KGS’ obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to KGS’ assets; and

•	Quicksilver’s obligation to indemnify KGS for certain liabilities and KGS’ obligation to indemnify Quicksilver for certain liabilities.

Secondment Agreement — On August 10, 2007, Quicksilver and KGS’ general partner entered into a services and secondment agreement (the “Secondment Agreement”) pursuant to which specified employees of Quicksilver have been seconded to KGS’ general partner to provide operating, routine maintenance and other services with respect to the assets owned or operated by KGS. Under the Secondment Agreement, the general partner reimburses Quicksilver for the services provided by the seconded employees. The initial term of the Secondment Agreement is 10 years, but will extend for additional annual periods unless cancelled by either party with 180 days’ written notice.

Gas Gathering and Processing Agreement — On August 10, 2007, Quicksilver, Cowtown Gas Processing Partners LP (“Processing Partners”) and Cowtown Pipeline Partners LP (“Pipeline Partners”) together with Processing Partners (the “Cowtown Partnerships”) entered into the Fifth Amended and Restated Gas Gathering and Processing Agreement. In connection with the IPO, Processing Partners and Pipeline Partners became indirect wholly-owned subsidiaries of KGS. Under the Gas Gathering and Processing Agreement, Quicksilver has agreed, for an initial term of 10 years, to dedicate and deliver for processing all of the natural gas produced on properties operated by Quicksilver within the Quicksilver Counties. The dedication does not oblige Quicksilver to develop the reserves subject to the Gas Gathering and Processing Agreement.

Effective September 1, 2008, Quicksilver and KGS entered into the Sixth Amended and Restated Gas Gathering and Processing Agreement, which amended the previous agreement by specifying that Quicksilver has agreed to pay $0.4163 per MMBtu gathered and $0.5204 per MMBtu processed and a compression fee of up to $0.30 per MMBtu on the Cowtown System. The compression fee payable by Quicksilver at a gathering system delivery point shall never be less than KGS’ actual cost to perform such compression service. Quicksilver may also pay KGS a treating fee based on carbon dioxide content at the pipeline entry point. The rates above are each subject to an annual inflationary escalation.

If KGS determines that the gathering or processing of Quicksilver’s production becomes uneconomical, KGS may cease gathering and processing Quicksilver’s production as long as the uneconomical conditions exist. If KGS is unable to provide either gathering or processing services, Quicksilver may use other providers. If KGS is unable to provide either gathering or processing services for a period of 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass the Cowtown Plant and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right to terminate the Gas Gathering and Processing Agreement as it relates to the affected gas.

Absent written notice of termination, the Gas Gathering and Processing Agreement is automatically renewed for one year periods. In addition, if the Gas Gathering and Processing Agreement, or performance under this agreement, becomes subject to FERC jurisdiction, the agreement would be terminated unless both parties agree to continue the agreement.

During the second quarter of 2008, KGS agreed to purchase land and a warehouse located in Hood County, Texas, from Quicksilver for a purchase price of $0.3 million and the reimbursement to Quicksilver of $0.6 million of costs. KGS also obtained additional easement rights for a total cost of $0.2 million from an affiliate of an entity that beneficially owns a small portion of KGS’ outstanding units.

Contribution, Conveyance and Assumption Agreement — On August 10, 2007 KGS entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with its general partner, certain other affiliates of Quicksilver and the private investors. The following transactions, among others, occurred just prior to the IPO pursuant to the Contribution Agreement:

•	the transfer of all of the interests of certain entities to KGS and its subsidiaries;
•	the issuance of the incentive distribution rights to the general partner and the continuation of its 2% general partner interest in KGS;
•	KGS’ issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Holdings in exchange for the contributed interests; and
•	KGS’ issuance of 816,873 common units and the right to receive $7.7 million to private investors in exchange for their contributed interests.

Centralized cash management — Prior to the IPO, revenues settled with Quicksilver and other customers, net of expenses paid by Quicksilver on behalf of KGS Predecessor, are reflected as equity activity on the consolidated balance sheets and as a reduction of net cash provided by financing activities on the consolidated statements of cash flows. Subsequent to the IPO, revenues settled and expenses paid on behalf of KGS are settled in cash on a monthly basis utilizing KGS bank accounts. As of December 31, 2008 revenues settled with Quicksilver and other customers, net of expenses paid by Quicksilver on behalf of KGS, are reflected as a receivable from or a payable to Quicksilver on the consolidated balance sheets and as a reduction of net cash provided by or used by operating activities on the consolidated statements of cash flows.

Distributions - KGS paid distributions to Quicksilver of $23.3 million and $3.0 million during 2008 and 2007, respectively.

Services to affiliates — KGS routinely conducts business with Quicksilver and its affiliates. The related transactions result primarily from fee-based arrangements for gathering and processing of natural gas. Fees were determined based on fees to third parties and reflect the cost of providing such services. Quicksilver has engaged us to operate midstream assets owned by it for a monthly fee of $75,000.

Allocation of costs — The individuals supporting KGS’ operations are employees of Quicksilver. KGS’ consolidated financial statements include costs allocated to KGS by Quicksilver for centralized general and administrative services performed by Quicksilver, as well as depreciation of assets utilized by Quicksilver’s centralized general and administrative functions. Costs allocated to KGS are based on identification of Quicksilver’s resources which directly benefit KGS and its estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable.

The following table summarizes the change in net Quicksilver equity during 2007 and 2006 and a summary of general and administrative expenses, including the cost allocated from Quicksilver for the years ended 2008, 2007 and 2006. Management believes these transactions are executed on terms comparable to those that would apply to transactions executed with third parties.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Net Parent equity
Beginning balance		$118,652	$48,949
Net change in Quicksilver advances:
Contribution of property, plant and equipment		45,040	77,539
Distribution to Quicksilver		-	(4,506)
Settled revenue with Quicksilver		(11,760)	(13,802)
Payments received by Quicksilver for trade accounts receivable		(625)	(49)
Payments made to settle expenses by Quicksilver		4,378	6,665
Allocation of general and administrative overhead		850	667
Contribution of long-term deposit		-	821
Contribution of other current assets		162	87

Net change in Quicksilver advances		38,045	67,422
Quicksilver share of net income		3,119	2,281
Distribution of initial public offering proceeds		(112,112)	-
Distribution of subordinated note payable to Quicksilver		(50,000)	-
Reclassify to receivable from Quicksilver		2,296	-

Ending balance		$-	$118,652

General and administrative expense - Quicksilver Allocation of general and administrative overhead	$2,411	$1,978	$667
Equity-based compensation expense	1,220	405	-
Audit and tax services	896	471	-
Legal services	501	143	-
Insurance expense	338	232	-
Management fee	-	-	180
Salary and benefits	421	-	-
Other	620	150	90

Total general and administrative expense - Quicksilver	$6,407	$3,379	$937

12.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

General. The KGS Partnership Agreement requires that KGS distribute all of its Available Cash (discussed below) to unitholders within 45 days after the end of each calendar quarter.

Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter plus additional cash on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made subsequent to the end of the quarter less the amount of cash reserves established by the general partner to:

•	provide for the proper conduct of KGS’ business;
•	comply with applicable law, any of KGS’ debt instruments or other agreements; or
•	provide funds for distributions to partners for the succeeding four quarters.

The following table presents cash distributions for 2008 and 2007:

	Attributable to the	Per Unit	Total Cash
Payment Date	quarter ended	Distribution (1)	Distribution
			(in millions)

Pending Distributions (2)
February 13, 2009 (3)	December 31, 2008	$0.370	$9.1

Completed Distributions
November 14, 2008 (4)	September 30, 2008	$0.350	$8.5
August 14, 2008 (4)	June 30, 2008	$0.350	$8.5
May 15, 2008	March 31, 2008	$0.315	$7.6
February 14, 2008	December 31, 2007	$0.300	$7.3
November 14, 2007 (5)	September 30, 2007	$0.168	$4.1

(1)	Represents common and subordinated unitholders
(2)	Distributions are recognized as a reduction to partners’ capital upon payment
(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner
(4)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $20,000 per quarter to the general partner
(5)	Represents the post-IPO period from August 10, 2007 to September 30, 2007

General Partner Interest and Incentive Distribution Rights. The general partner is entitled to its pro rata portion of all KGS’ quarterly distributions. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to maintain its initial 2% interest. The general partner’s initial 2% interest will be reduced if KGS issues additional units in the future and the general partner does not contribute a proportionate amount of capital to maintain a 2% ownership level. The incentive distribution rights held by the general partner entitle it to receive increasing percentages, up to a maximum of 48%, of distributions from operating surplus in excess of pre-defined distribution targets.

Subordinated Units. Quicksilver holds all of the subordinated units, which are limited partner interests. The Partnership Agreement provides that, during the subordination period, the common units have the right to receive quarterly distributions of $0.30 per unit plus any arrearages from prior quarters before any distributions from operating surplus may be made to the subordinated unit holders. Furthermore, no arrearages will be paid on subordinated units. The practical effect of the subordinated units is to create a higher likelihood of distribution to the common unit holders during the subordination period. The subordination period will end, and the subordinated units will convert to an equal number of common units, when KGS has earned and paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive years, which we expect will occur in February 2011. The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not cast in favor of removal. Once the subordination period ends, the common units will no longer be entitled to arrearages.

Distributions of Available Cash to Unitholders. During the subordination period and assuming the absence of arrearages and the distributions of at least $0.30 distributed per unit per quarter:

•	quarterly distributions of Available Cash of up to $.0345 per unit are first allocable to the common unit holders and to general partner at their pro rata ownership percentages and then to subordinated unit holders in their pro rata ownership percentage.
•	quarterly distributions of Available Cash in excess of $.0345 per unit are allocable in the same fashion as lesser distributions, except that the general partner is entitled to increasing percentages of the distribution pursuant to the incentive distribution rights.

After the subordination period and given the same assumptions, the quarterly distributions are identical to the distributions during the subordination period, except that the previously subordinated units would have converted into common units and be entitled to the same priority as other common unitholders.

13.	SELECTED QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per unit data)

2008
Operating revenues	$15,185	$18,205	$19,304	$25,365
Operating income	5,262	8,064	9,193	14,317
Net income	2,884	5,606	6,388	11,538
Earnings per common and subordinated unit:
Basic	$0.12	$0.23	$0.26	$0.47
Diluted	$0.12	$0.23	$0.26	$0.40

2007
Operating revenues	$5,372	$7,118	$10,282	$13,169
Operating income	864	2,380	3,805	5,931
Net income	835	2,135	2,099	3,187
Earnings per common and subordinated unit:
Basic	n/a	n/a	$0.07	$0.13
Diluted	n/a	n/a	$0.07	$0.13

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management of our General partner, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this annual report, the management of our general partner, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management of our general partner, under the supervision and with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, our general partner’s management conducted an assessment of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our general partner’s management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, and they have issued an attestation report expressing an unqualified opinion on the effectiveness of our internal control over financial reports, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Quicksilver Gas Services LP
Fort Worth, Texas

We have audited the internal control over financial reporting of Quicksilver Gas Services LP and subsidiaries (the “Partnership”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Partnership and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas
March 2, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General

Our general partner, Quicksilver Gas Services GP LLC, manages our operations and activities. Unitholders are not entitled to elect our general partner or the directors of our general partner, or to participate, directly or indirectly, in our management or operations.

The directors and executive officers of Quicksilver Gas Services GP LLC oversee our operations. Quicksilver Gas Services GP LLC currently has seven directors, three of whom are independent under the independence standards established by NYSE Arca.

Directors and Executive Officers

The following information is provided with respect to the directors and executive officers of Quicksilver Gas Services GP LLC as of February 10, 2009.

Name	Age	Position with Quicksilver Gas Services GP LLC

Glenn Darden	53	Chairman of the Board and Director
Thomas F. Darden	55	President and Chief Executive Officer and Director
Jeff Cook	52	Executive Vice President - Chief Operating Officer and Director
Philip W. Cook	47	Senior Vice President - Chief Financial Officer and Director
John C. Cirone	59	Senior Vice President - General Counsel and Secretary
John C. Regan	39	Vice President - Chief Accounting Officer
Alvin Bledsoe	60	Director
Philip D. Gettig	63	Director
John W. Somerhalder II	53	Director

Although the limited liability agreement of our general partner provides flexibility in the directors’ length of service, we anticipate that the sole member of our general partner will elect directors annually to serve until the earlier of their death, resignation, retirement, disqualification or removal. Officers serve at the discretion of the board of directors. The following biographies describe the business experience of the directors and executive officers of Quicksilver Gas Services GP LLC.

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

Jeff Cook was appointed to the position of Executive Vice President – Chief Operating Officer of our general partner in January 2007 and elected as a director of our general partner in July 2007. Mr. Cook became Executive Vice President – Operations of Quicksilver in January 2006, after serving as Senior Vice President – Operations since July 2000. From 1979 to 1981, he held the position of Operations Supervisor with Western Company of North America. In 1981, he became a District Production Superintendent for Mercury Production Company and became Vice President of Operations in 1991 and Executive Vice President in 1998 of Mercury before joining us.

Philip W. Cook was appointed to the position of Senior Vice President – Chief Financial Officer and elected as a director of our general partner in January 2007. Mr. Cook became Senior Vice President – Chief Financial Officer of Quicksilver in October 2005. From October 2004 until October 2005, Mr. Cook served as President, Chief Financial Officer and Director of EcoProduct Solutions, a Houston-based chemical company. From August 2001 until September 2004, he served as Vice President and Chief Financial Officer of PPI Technology Services, an oilfield service company. From August 1993 to July 2001, he served in various capacities, including Vice President and Controller, Vice President and Chief Information Officer and Vice President of Audit, of Burlington Resources Inc. (subsequently merged with ConocoPhillips), an independent oil and gas company engaged in exploration, development, production and marketing.

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

John C. Regan was appointed to the position of Vice President – Chief Accounting Officer of our general partner in September 2007. Mr. Regan also became the Vice President, Controller and Chief Accounting Officer of Quicksilver in September 2007. He is a Certified Public Accountant with more than 15 years of combined public accounting, corporate finance and financial reporting experience. Mr. Regan joined Quicksilver from Flowserve Corporation where he held various management positions of increasing responsibility from 2002 to 2007, including Vice President of Finance for the Flow Control Division and Director of Financial Reporting. He was also a senior manager specializing in the energy industry in the audit practice of PricewaterhouseCoopers, where he was employed from 1994 to 2002.

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

Philip D. Gettig was elected director of our general partner in July 2007. From February 2000 to December 2005, Mr. Gettig served as the Vice President, General Counsel and Secretary of Prism Gas Systems I, L.P., a natural gas gathering and processing company that was purchased by Martin Midstream Partners L.P., a publicly-traded limited partnership, in November 2005. From 1981 to 1999, Mr. Gettig held various positions in the law department of Union Pacific Resources Company (UPR), a publicly traded exploration and production company with substantial natural gas gathering, processing and marketing operations. Positions held by Mr. Gettig included Managing Senior Counsel from 1996 to 1999. Mr. Gettig also served as General Counsel of Union Pacific Fuels, Inc., UPR’s wholly-owned gathering, processing and marketing affiliate, from 1996 to 1999. Since retiring from Prism in 2005, Mr. Gettig has provided consulting services and legal counsel to Prism and to various small business entities and individuals.

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

Family Relationships

Thomas F. Darden and Glenn Darden are brothers. Jeff Cook and Philip W. Cook are not related.

Committees of the Board of Directors

NYSE Arca does not require its listed limited partnerships to have a compensation committee or a nominating and governance committee. Accordingly, each director of our general partner may participate in the consideration of compensation, nomination and governance matters.

Our general partner’s board of directors has established an audit committee. The audit committee consists of Messrs. Bledsoe, Gettig and Somerhalder. Our general partner’s board of directors has determined that each of the members of the audit committee meets the independence and experience standards established by NYSE Arca and the Exchange Act and that Mr. Bledsoe is an “audit committee financial expert” within the meaning of SEC rules. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.

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

Code of Business Conduct and Ethics

Our general partner’s board of directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, the principal executive officer, principal financial officer and principal accounting officer of our general partner. A copy of this Code of Business Conduct and Ethics appears in the Corporate Governance section of our website (http://www.kgslp.com/corporate/corporate_governance), and you may submit a written request to obtain a copy of this document free of charge by writing to our Investor Relations Department at 777 West Rosedale Street, Fort Worth, Texas 76104. We intend to post any amendments to or waivers of our Code of Business Conduct and Ethics with respect to the directors or executive officers of our general partner in the Corporate Governance section of our website.

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

Based solely on a review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that during 2008 all directors and executive officers of our general partner and all owners of more than 10% of our common units were in compliance with all applicable Section 16(a) filing requirements, except that Philip D. Gettig filed one late report disclosing one transaction not timely reported.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

We do not directly employ any of the persons responsible for managing or operating our business. Instead, we are managed by our general partner, the executive officers of which are also executive officers of Quicksilver and are compensated by Quicksilver in their capacities as such. The following table sets forth the name and title of the principal executive officer and principal financial officer of our general partner and the three persons other than the principal executive officer and principal financial officer that constitute the most highly compensated executive officers of our general partner (collectively, the “named executive officers”):

Name	Title

Glenn Darden	Chairman of the Board
Thomas F. Darden	President and Chief Executive Officer
Jeff Cook	Executive Vice President – Chief Operating Officer
Philip W. Cook	Senior Vice President – Chief Financial Officer
John C. Cirone	Senior Vice President – General Counsel and Secretary

On August 10, 2007, we entered into the Omnibus Agreement with Quicksilver and Quicksilver Gas Services GP LLC. Pursuant to the Omnibus Agreement, Quicksilver provides certain general and administrative services to us and we are obligated to reimburse Quicksilver for any expenses it incurs in conjunction with the performance of those services, including compensation and benefits provided by Quicksilver to the named executive officers.

Although we pay an allocated portion of Quicksilver’s direct costs of providing compensation and benefits to the named executive officers, we have no direct control over such costs. Quicksilver’s board of directors and compensation committee establish the base salary, bonus and other elements of compensation for its executive officers, and such determinations are not subject to approvals by our general partner’s board of directors or any of its committees.

In addition to compensation paid to the named executive officers by Quicksilver, the named executive officers are eligible to participate in our 2007 Equity Plan, which is administered by our general partner’s board of directors.

Compensation Objectives, Strategies and Elements for 2008

Pursuant to the Omnibus Agreement, we are allocated a portion of the direct costs associated with the compensation and benefits provided by Quicksilver to the named executive officers. Generally, this allocation is based on the amount of time that the named executive officers devote to our business and affairs relative to the amount of time they devote to those of Quicksilver. For 2008, Quicksilver allocated $0.3 million of these costs to us. In determining this amount, Quicksilver estimated the amount of time that the named executive officers devoted to our business and affairs, the amounts of their compensation and benefits provided by Quicksilver and the equity awards our general partner’s board of directors made to them.

In 2008, our general partner’s board of directors determined that it would be desirable to grant equity-based awards to the named executive officers in order to encourage them to think and act like owners of the partnership, to provide them additional incentives to advance our interests and the interests of holders of our units, and to enhance their commitment to our success. Accordingly, in January 2008 our general partner’s board of directors awarded phantom units to the named executive officers under our 2007 Equity Plan. The phantom unit awards vest one-third on each of the first business day occurring on or after each of the first three anniversaries of the date of grant (or the named executive officer’s death or disability or a change-in-control) and are to be settled in units upon vesting. For the named executive officers other than the Chief Executive Officer, the amounts of awards were determined by our general partner’s board of directors based on recommendations of the Chief Executive Officer and his evaluation of the performance of each such executive. In addition, our general partner’s board of directors considered the appropriateness of the amounts awarded relative to the desired effect of the awards in motivating the named executive officers to achieve the goals of the partnership.

Compensation Objectives, Strategies and Elements for 2009

Our general partner’s board of directors has reviewed and concurs with Quicksilver’s compensation philosophy and strategies with respect to Quicksilver’s executive officers. These strategies for 2009 include a long-term equity component. Generally, Quicksilver targets long-term incentive compensation, in the form of equity-based awards, at the 50th to 75th percentile for Quicksilver’s peer group.

In discussing the allocated portion of the costs for compensation and benefits to the named executive officers, the Chief Executive Officer and Chief Financial Officer of Quicksilver (who serve as the Chairman of the Board and the Chief Financial Officer, respectively, of our general partner) determined that, for 2009, it is appropriate for us to bear a portion of these costs in two forms. First, we will be allocated a percentage of costs for base salary and benefits provided by Quicksilver, generally based on the estimated percentage of time the named executive officers will devote to our interests. The second component will be in the form of equity, as to which we have provided 25% of the total long-term incentive equity awards payable to each individual. We agreed to award the long-term incentive equity awards because, among other things, we do not bear any portion of the annual bonus paid to the named executive officers which is borne entirely by Quicksilver, and we believe these grants align the named executive officers directly with our unitholders.

In consultation with Hewitt Associates LLC, the compensation consultants employed by Quicksilver, Quicksilver’s management proposed to Quicksilver’s compensation committee, and Quicksilver’s compensation committee concurred, that the long-term incentive compensation provided to Quicksilver’s executive officers in the form of equity-based awards consist of three components in the following percentages (based on grant date values) for 2009: options to purchase Quicksilver common stock (37.5%); restricted shares of Quicksilver common stock (37.5%); and awards in the form of partnership equity (25%).

Our general partner’s board of directors agreed that 25% of the grant date value of the total long-term incentive equity awards provided to the named executive officers should consist of partnership equity. Our general partner’s board of directors also considered and was satisfied with the appropriateness of the dollar values proposed by Quicksilver’s management, which were later established by Quicksilver’s compensation committee for this purpose. In addition, our general partner’s board of directors believes it is appropriate to grant equity awards to encourage our named executive officers to think and act like owners of the partnership and to reduce the amount of cash we pay to Quicksilver for the services of the named executive officers. Accordingly, our general partner’s board of directors approved, effective January 2, 2009, the following grants of phantom units to the named executive officers under the 2007 Equity Plan:

Executive	Number of Phantom Units

Glenn Darden	82,721
Thomas F. Darden	82,721
Jeff Cook	38,692
Philip W. Cook	32,021
John C. Cirone	21,347

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

Summary Compensation Table

The following table sets forth certain information regarding the compensation provided by us to the Chief Executive Officer, the Chief Financial Officer and the three most highly-compensated executive officers of our general partner, other than the Chief Executive Officer and the Chief Financial Officer. These five individuals are also referred to as named executive officers.

		Equity
Name and		Awards	Total
Principal Position	Year	($) (1)	($)

Glenn Darden	2007	32,318	32,318
Chairman of the Board	2008	259,101	259,101

Thomas F. Darden	2007	32,318	32,318
President and Chief Executive Officer	2008	259,101	259,101

Jeff Cook	2007	16,159	16,159
Executive Vice President - Chief Operating Officer	2008	130,472	130,472

Philip W. Cook	2007	16,159	16,159
Senior Vice President - Chief Financial Officer	2008	108,383	108,383

John C. Cirone	2007	12,927	12,927
Senior Vice President - General Counsel and Secretary	2008	69,768	69,768

(1)	This column reports the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) for the fair value of phantom units. The amounts recognized for 2008 reflect phantom units granted in 2008 and 2007 whose expense will be recognized over the entire vesting period. The amounts recognized for 2007 reflect the phantom units granted in 2007 whose expense will also be recognized over the entire vesting period. Additional information regarding the calculation of these amounts is included in Notes 2 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Grants of Plan-Based Awards in 2008

The following table sets forth certain information regarding grants of awards under our 2007 Equity Plan made to the named executive officers in 2008. Each of these grants consists of phantom units that vest one-third on the first business day occurring on or after each of the first three anniversaries of the date of grant (or the named executive officer’s death or disability or a change-in-control) and are to be settled in common units immediately upon vesting.

			Grant Date
		Equity Awards	Fair Value of
		Number of Units:	Awards
Name	Grant Date (1)	(#)	($) (2)

Glenn Darden	1/2/2008	29,813	$612,983
Thomas F. Darden	1/2/2008	29,813	612,983
Jeff Cook	1/2/2008	15,041	309,257
Philip W. Cook	1/2/2008	11,818	242,989
John C. Cirone	1/2/2008	6,983	143,577

(1)	On December 17, 2007, the board of directors of our general partner approved grants of phantom units to the named executive office’s with each grant being effective January 2, 2008, the first business day in 2008.

(2)	This column reports the dollar amounts that have or will ultimately be recognized for financial statement reporting purposes in accordance with SFAS 123(R) for the phantom units granted in 2008. Additional information regarding the calculation of these amounts is included in Notes 2 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Outstanding Equity Awards at Year-End 2008

The following table sets forth information regarding the holdings of phantom unit awards by the named executive officers at December 31, 2008.

	Equity Awards in Cash		Equity Awards in Units
	Number of Shares
	or Units of Stock	Market Value of Shares	Number of Shares or	Market Value of Shares
	That Have Not	or Units of Stock That	Units of Stock That	or Units of Stock That
	Vested	Have Not Vested	Have Not Vested	Have Not Vested
Name	(#) (2)	($) (1)	(#) (3)	($) (1)

Glenn Darden	6,666	$63,194	29,813	$282,627
Thomas F. Darden	6,666	63,194	29,813	282,627
Jeff Cook	3,333	31,597	15,041	142,589
Philip W. Cook	3,333	31,597	11,818	112,035
John C. Cirone	2,666	25,274	6,983	66,199

(1)	The market value of unit awards is based on $9.48, the closing market price of KGS common units on December 31, 2008.
(2)	One-half of these units will vested on August 10, 2009; the remaining one-half of these units will vest on August 10, 2010.
(3)	One-third of these units vested on January 2, 2009, and one-third of these units will vest on each of January 4, 2010 and January 3, 2011.

Potential Payments upon Termination or in Connection with a Change in Control

In addition to amounts payable upon a change of control, an executive officer’s termination by reason of death or disability would trigger immediate vesting of all the nonvested equity awards granted under the 2007 Equity Plan. The payments set forth in the table are based on the assumption that the event occurred on December 31, 2008, the last business day of 2008. The amounts shown in the table do not include payments and benefits that could be received by such individual from Quicksilver.

	Equity Awards(1)
	Number of Shares
	or Units of Stock	Market Value of Shares
	That Have Not	or Units of Stock That
	Vested	Have Not Vested
Name	(#)	($)(2)

Glenn Darden	36,479	$345,821
Thomas F. Darden	36,479	345,821
Jeff Cook	18,374	174,186
Philip W. Cook	15,151	143,631
John C. Cirone	9,649	91,473

(1)	Includes phantom units that will be settled in cash and phantom units that will be settled in units upon vesting.

(2)	The market value of unit awards is based on $9.48, the closing market price of KGS common units on December 31, 2008.

Compensation of Directors

Directors of our general partner who are also employees of Quicksilver are not separately compensated for their services as directors. For 2008, each of our non-employee directors received a fee of $80,000, payable 50% in phantom units and 50% in cash (subject to their elections to receive phantom units in lieu of some or all of the cash portion). Each of these phantom unit awards was granted under our 2007 Equity Plan on January 2, 2008, and settles in units upon vesting.

The following table sets forth certain information regarding the compensation of the non-employee directors of Quicksilver Gas Services GP LLC.

	Fees Earned or	Equity
	Paid in Cash	Awards	Total
Name	($) (1)	($) (2)	($)

Alvin Bledsoe	$-	$60,423 (3)	$60,423
Philip D. Gettig	25,000	36,701 (4)	61,701
John W. Somerhalder II	-	60,423 (5)	60,423

(1)	This column reports the aggregate compensation earned in 2008 and paid in cash and excludes $40,000 that Mr. Bledsoe, $15,000 that Mr. Gettig, and $40,000 that Mr. Somerhalder elected to receive in the form of phantom units.

(2)	This column reports the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2008, as well as in accordance with SFAS No. 123(R). This amount represents the phantom units granted in 2008 and 2007 whose expense will be recognized over the entire vesting period. Additional information regarding the calculation of these amounts is included in Notes 2 and 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

(3)	The grant date fair value calculated in accordance with SFAS 123(R) of the 3,168 phantom units granted to Mr. Bledsoe in 2008, including those phantom units he acquired in lieu of $40,000 of his cash fees, was $70,524. As of December 31, 2008, Mr. Bledsoe held 4,416 phantom units.

(4)	The grant date fair value calculated in accordance with SFAS 123(R) of the 2,178 phantom units granted to Mr. Gettig in 2008, including those phantom units he acquired in lieu of $15,000 of his cash fees, was $46,802. As of December 31, 2008, Mr. Gettig held 3,426 phantom units.

(5)	The grant date fair value calculated in accordance with SFAS 123(R) of the 3,168 phantom units granted to Mr. Somerhalder in 2008, including those phantom units he acquired in lieu of $40,000 of his cash fees, was $70,524. As of December 31, 2008, Mr. Somerhalder held 4,416 phantom units.

Compensation Committee Interlocks and Insider Participations

Our general partner does not have a compensation committee. Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip W. Cook, each of whom is an executive officer of our general partner, participated in his capacity as a director, in the deliberations of the board of directors of our general partner concerning executive officer compensation. In addition, each of Messrs. Glenn Darden and Thomas Darden made recommendations on behalf of the management of our general partner to the board of directors of our general partner regarding executive officer compensation.

Messrs. Glenn Darden and Thomas Darden also serve as directors of Quicksilver, and Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip W. Cook serve as executive officers of Quicksilver.

Compensation Committee Report

As our general partner does not have a compensation committee, the board of directors makes compensation decisions. Our general partner’s board of directors reviewed and discussed the Compensation Discussion and Analysis with the management of our general partner. Based on this review and discussion, our general partner’s board of directors has directed that the Compensation Discussion and Analysis be included in this annual report for filing with the SEC.

Members of the Board of Directors of Quicksilver Gas Services GP LLC

Alvin Bledsoe	Thomas F. Darden
Jeff Cook	Philip D. Gettig
Philip W. Cook	John W. Somerhalder II
Glenn Darden

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Quicksilver Gas Services LP

The following table sets forth certain information regarding the beneficial ownership of our common and subordinated units as of February 10, 2009 by:

•	each person known by us to beneficially own more than 5% of our common or subordinated units;
•	each named executive officer of Quicksilver Gas Services GP LLC;
•	each director of Quicksilver Gas Services GP LLC; and
•	all directors and executive officers of Quicksilver Gas Services GP LLC as a group.

Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the units. The percentages of beneficial ownership are calculated on the basis of 12,313,451 common units and 11,513,625 subordinated units outstanding as of February 10, 2009.

					Percentage of
		Percentage		Percentage of	Common and
	Common	of Common	Subordinated	Subordinated	Subordinated
Beneficial Owner	Units	Units	Units	Units	Units

Directors and Executive Officers
Glenn Darden (1)	90,738	*	-	-		*
Thomas F. Darden(1)	90,738	*	-	-		*
Jeff Cook	3,687	*	-	-		*
Philip W. Cook (2) (3)	4,001	*	-	-		*
John C. Cirone	2,467	*	-	-		*
Alvin Bledsoe (4)	45,934	*	-	-		*
Philip D. Gettig	5,839	*	-	-		*
John W. Somerhalder II	12,334	*	-	-		*
Directors and executive officers as a group (9 persons)	179,638	1.5%	-	-		*
Holders of More Than 5% Not Named Above
Quicksilver Resources Inc. (5) (7)	5,696,752	46.3%	11,513,625	100.0%	72.2%
Quicksilver Gas Services Holdings LLC (6) (7)	5,696,752	46.3%	11,513,625	100.0%	72.2%
FMR LLC (8)	936,900	7.6%	-	-	3.9%
Swank Capital, LLC (9)	1,118,156	9.1%	-	-	4.7%

 *  Indicates less than 1%

(1)	Includes as to each of Messrs. G. Darden and T. Darden 76,100 common units held in a trust for which he has shared voting and investment power as a co-trustee. Each of Messrs. G. Darden and T. Darden disclaims beneficial ownership of the shares held in this trust, except to the extent of his pecuniary interest therein.

(2)	Includes 4,001 common units held by Mr. Cook jointly with his spouse.

(3)	Includes 4,001 common units pledged in accordance with customary terms and conditions of a standard margin account arrangement.

(4)	Includes 200 common units over which Mr. Bledsoe exercises shared investment power.

(5)	Quicksilver Resources Inc. is the ultimate parent company of Quicksilver Gas Services Holdings LLC (“Holdings”) and may, therefore, be deemed to beneficially own the units held by Holdings.

(6)	Holdings, an indirect wholly owned subsidiary of Quicksilver, owns a 100% interest in our general partner and a 72.2% limited partner interest in us.

(7)	Quicksilver has shared voting power and shared investment power with Holdings, Cowtown Gas Processing LP (“Processing LP”), Cowtown Pipeline LP (“Pipeline LP”), Cowtown Pipeline Management, Inc. (“Management”) and Cowtown Pipeline Funding, Inc. (“Funding”) over 5,696,752 common units of Quicksilver Gas Services LP. Holdings also owns 11,513,625 subordinated units representing limited partner interests in Quicksilver Gas Services LP, which may be converted into common units on a one-for-one basis upon the termination of the subordination period under certain circumstances as set forth in the Partnership Agreement. Quicksilver, Processing LP, Pipeline LP, Management and Funding may also be deemed to beneficially own 11,513,625 subordinated units owned by Holdings. Quicksilver Gas Services GP LLC, the sole general partner of Quicksilver Gas Services LP, owns a 1.94% general partner interest and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) in Quicksilver Gas Services LP. The address of Quicksilver is 777 West Rosedale Street, Fort Worth, Texas 76104.

(8)	According to a Schedule 13G/A filed by FMR LLC with the SEC on February 17, 2009, FMR LLC had sole investment power over 936,900 common units. The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(9)	According to a Schedule 13G/A filed by Swank Capital, LLC with the SEC on February 17, 2009, Swank Capital, LLC had sole voting power and sole investment power over 1,118,156 common units, Swank Energy Income Advisors, LP had shared voting power and shared investment power over 1,118,156 common units, and Jerry V. Swank had sole voting power and sole investment power over 1,118,156 common units. The address of Swank Capital, LLC, Swank Energy Income Advisors, LP, and Jerry V. Swank is 3300 Oak Lawn Avenue, Suite 650, Dallas, Texas 75219.

Quicksilver Resources Inc.

The following table sets forth certain information regarding the beneficial ownership of Quicksilver’s common stock as of February 10, 2009 by:

•	Each named executive officer of Quicksilver Gas Services GP LLC;

•	Each director of Quicksilver Gas Services GP LLC; and

•	All directors and executive officers of Quicksilver Gas Services GP LLC as a group.

Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares. The percentage of beneficial ownership is calculated on the basis of 168,752,835 shares of Quicksilver common stock outstanding as of February 10, 2009.

	Beneficial Share Ownership
	Number of	Percent of
Beneficial Owner	Shares	Outstanding Shares

Glenn Darden (1)(2)(3)(4)(5)	44,961,436	26.6%
Thomas F. Darden (1)(2)(3)(4)(5)	45,078,072	26.7%
Jeff Cook (3)(5)	688,081	*
Philip W. Cook (4)(5)(6)	145,904	*
John C. Cirone (3)(5)	188,912	*
Alvin Bledsoe	-	-
Philip D. Gettig	-	-
John W. Somerhalder II	-	-
Directors and executive officers as a group (9 persons) (1)(2)(3)(4)(5)	49,430,361	29.3%

* Indicates less than 1%

(1)	Includes as to each of Messrs. G. Darden and T. Darden: (i) 681,467 and 307,456, respectively, shares held in grantor retained annuity trusts; and (ii) 41,677,288 shares beneficially owned by Quicksilver Energy L.P., for which he has shared voting and investment power as a member of Pennsylvania Management, LLC, the sole general partner of Quicksilver Energy L.P. Each of Messrs. G. Darden and T. Darden disclaims beneficial ownership of all shares owned by Quicksilver Energy L.P., except to the extent of his pecuniary interest therein.

(2)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following approximate numbers of shares represented by units in a Unitized Stock Fund held through Quicksilver’s 401(k) Plan: Mr. G. Darden – 26,665; Mr. T. Darden – 95,871; Mr. Philip W. Cook – 2,834 and all directors and executive officers as a group – 125,370.

(3)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares subject to options that will vest on or before April 10, 2009: Mr. G. Darden – 148,240; Mr. T. Darden – 112,240; Mr. Jeff Cook – 53,216; Mr. Cirone – 62,322; Mr. Philip W. Cook – 9,560 and all directors and executive officers as a group – 389,634.

(4)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following number of shares pledged as collateral security for loans or loan commitments or in accordance with customary terms and conditions of standard margin account arrangements: Mr. G. Darden – 14,745,095 (including 14,011,383 shares beneficially owned by Quicksilver Energy L.P.); Mr. T. Darden – 16,494,525 (including 14,011,383 shares beneficially owned by Quicksilver Energy L.P.); Mr. Philip W. Cook – 28,203; and all directors and executive officers as a group – 17,256,440 (including 14,011,383 shares beneficially owned by Quicksilver Energy L.P).

(5)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares of unvested restricted stock for which the indicated beneficial owners have no investment power: Mr. G. Darden – 269,793; Mr. T. Darden – 269,793; Mr. Jeff Cook – 130,534; Mr. Philip W. Cook – 105,307; Mr. Cirone – 70,686; and all directors and officers as a group – 882,804.

(6)	Includes 28,203 shares held by Mr. Philip W. Cook jointly with his spouse.

Equity Compensation Plan Information

The following table set forth information as of December 31, 2008, with respect to shares of common stock that may be issued under Quicksilver Gas Services’ existing equity compensation plans.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders(1)	139,918	N/A(2)	743,911

Total	139,918	N/A(2)	743,911

(1)	The board of directors of our general partner adopted the Quicksilver Gas Services LP 2007 Equity Plan prior to our IPO. For a description of the material features of this plan, see Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

(2)	Only phantom units have been issued under the 2007 Equity Plan. Each phantom unit entitles the holder to receive one common unit (or an amount in cash equal to the fair market value thereof) with respect to each phantom unit at vesting. Accordingly, without payment of cash, there is no reportable weighted-average exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

General

As of February 10, 2009, our general partner and its affiliates owned 5,696,752 common units and 11,513,625 subordinated units representing an aggregate 72.2% limited partner interest in us. In addition, as of February 10, 2009, our general partner owned approximately a 1.9% general partner interest in us and all of the incentive distribution rights. We and our general partner and its affiliates are also parties to various contractual arrangements. The terms of these arrangements are not the result of arm’s length negotiations.

Distributions and Payments to Our General Partner and its Affiliates

We generally make cash distributions of 98% to our unitholders pro rata, including our general partner and its affiliates, as the holders of an aggregate 5,696,752 common units and 11,513,625 subordinated units, and 1.9% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $1.1 million on their general partner and incentive distribution rights units and $35.2 million on their common and subordinated units. For 2008 the general partner and its affiliates were paid $0.7 million.

Sales of Certain Assets to Quicksilver

On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of:

•	a portion of the gathering lines in the Cowtown Pipeline;
•	the Lake Arlington Dry System; and
•	the Hill County Dry System.

At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. All assets conveyed are or were subject to repurchase by KGS from Quicksilver as follows:

Cowtown Pipeline repurchase - In accordance with the Gas Gathering and Processing Agreement, KGS has the option to purchase portions of the Cowtown Pipeline from Quicksilver at their original cost in or before 2011 based upon the expected timing of their commerciality.

Lake Arlington Dry System repurchase - In accordance with the Omnibus Agreement, KGS was obligated to purchase the Lake Arlington Dry System from Quicksilver at its fair market value within two years after those assets are completed and commercial service has commenced. During the fourth quarter of 2008, KGS completed the acquisition of the Lake Arlington Dry System from Quicksilver for $42.1 million. The purchase was financed through the use of the credit agreement and resulted in the reduction of the repurchase obligation.

Hill County Dry System repurchase - KGS is obligated to purchase the Hill County Dry System from Quicksilver at its fair market value in or before 2011 based upon the expected timing of its commerciality.

Omnibus Agreement

We have entered into an Omnibus Agreement with Quicksilver and our general partner that addresses the following matters:

•	restrictions on Quicksilver’s ability to engage in certain midstream business activities or own certain related assets in the Quicksilver Counties;
•	Quicksilver’s right to construct and operate the Lake Arlington Dry System and Hill County Dry System and our obligation to purchase those assets from Quicksilver at fair market value of those assets within two years after the assets commence commercial service;
•	Quicksilver’s obligation to indemnify us for certain liabilities and our obligation to indemnify Quicksilver for certain liabilities;
•	our obligation to reimburse Quicksilver for all expenses incurred by Quicksilver (or payments made on our behalf) in conjunction with Quicksilver’s provision of general and administrative services to us, including salary and benefits of Quicksilver personnel, our public company expenses, general and administrative expenses and salaries and benefits of our executive management who are Quicksilver’s employees; and
•	our obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to our assets.

The table below reflects the categories of expenses for which we are obligated to reimburse Quicksilver pursuant to the Omnibus Agreement, which includes the amounts for each category that we paid to Quicksilver in 2008 and an estimate of the amounts for each category that we expect to pay in 2009.

	2008	Estimates for 2009
	(in millions)	(in millions)

Reimbursement of general and administrative expenses	$2.4	$2.6
Reimbursement of public company expenses	2.0	2.1
Reimbursement of compensation and benefits for executive management of our general partner	0.3	0.3

Total	$4.7	$5.0

Our general partner and its affiliates will also receive payments from us pursuant to the contractual arrangements described below under the caption “— Contracts with Affiliates.”

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

Reimbursement of Operating and General and Administrative Expense

Under the Omnibus Agreement, we will reimburse Quicksilver for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit with respect to the assets contributed to us at the closing of our IPO. The Omnibus Agreement further provides that we will reimburse Quicksilver for all expenses it incurs or payments it makes with respect to our assets. Pursuant to these arrangements, Quicksilver performs centralized corporate functions for us, such as legal, accounting, treasury, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering, that are substantially similar to the services of the type previously provided by Quicksilver in connection with its management and operation of our assets during the two-year period prior to the closing of our IPO. Generally, these allocations are based on the amount of time individuals performing these functions devote to our business and affairs relative to the amount of time that we believe they devote to Quicksilver’s business and affairs.

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

Under the Omnibus Agreement, we have agreed to indemnify Quicksilver for all losses attributable to the post-closing operations of the gathering and processing business contributed to us at the closing of the offering to the extent not subject to Quicksilver’s indemnification obligations.

Competition

Under the Omnibus Agreement, Quicksilver has agreed that, subject to specified exceptions, it will not engage in the restricted businesses in the Quicksilver Counties. As used in that agreement, “restricted businesses” include the gathering, treating, processing, fractionating, transportation or storage of natural gas, or the transportation or storage of natural gas liquids, and constructing, buying or selling any assets related to the foregoing businesses. Although the exceptions referred to above include Quicksilver’s right to construct assets, or acquire assets or businesses, that include restricted businesses, Quicksilver has agreed to offer us the right to acquire any such midstream business assets for their construction costs, in the case of constructed assets, or fair market value, in the case of acquired assets. Furthermore, that offer would be required to be made not more than 120 days after Quicksilver’s construction or acquisition of those assets or construction and the commencement of commercial service (or 60 days after the commencement of commercial service in the case of an expansion of the Cowtown Pipeline). In addition, Quicksilver has the right to complete construction and to operate the Hill County Dry System, as well as a small number of lateral lines that will not connect to the Cowtown Plant. Under the Omnibus Agreement, we must purchase these assets from Quicksilver for their fair market value within two years after such assets commence commercial service.

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

Quicksilver’s right to construct expansions on the existing Cowtown Pipeline is subject to our rights, under the Quicksilver processing agreement described below, to elect to purchase from Quicksilver such expansion pipelines for their actual cost within two years of the initial delivery of production from such assets. In addition, once those expansions commence commercial operations, Quicksilver will pay us a gathering fee of $0.4163 per MMBtu for natural gas delivered to the Cowtown Pipeline.

The competition and business opportunity restriction provisions under the Omnibus Agreement will terminate on the earlier of August 10, 2017, the tenth anniversary of the closing of the offering, or such time as Quicksilver or its affiliates cease to own a majority interest in our general partner.

Contracts with Affiliates

Services and Secondment Agreement

Quicksilver and our general partner have entered into a services and secondment agreement pursuant to which specified employees of Quicksilver are seconded to our general partner to provide operating, routine maintenance and other services with respect to the Cowtown Plant and the Cowtown Pipeline under the direction, supervision and control of our general partner. Under this agreement, our general partner reimburses Quicksilver for the services provided by the seconded employees. The initial term of the services and secondment agreement is 10 years (expiring 2017). The term will extend for additional 12-month periods unless either party provides 180 days written notice otherwise prior to the expiration of the applicable 12-month period. Our general partner may terminate the agreement upon 180 days written notice. In 2008, we reimbursed Quicksilver $4.6 million for the services provided by the seconded employees.

Equity Awards to Certain Quicksilver Executive Officers

On November 12, 2007, the board of directors of our general partner granted phantom units under our 2007 Equity Plan to Anne Darden Self, the sister of Glenn Darden and Thomas Darden and the Vice President – Human Resources of Quicksilver, effective January 2, 2008, with a value on the date of grant of approximately $95,000. Also, on December 9, 2008, the board of directors of our general partner granted phantom units under our 2007 Equity Plan to Ms. Self, effective January 2, 2009, with a value on the date of grant of approximately $107,000. These grants did not require review by the conflicts committee of our general partner under our related-party transaction policy. For further information regarding the policy, see below “—Policies and Procedures for Review and Approval of Transactions with Related Parties.”

Gas Gathering and Processing Agreement

Under the Gas Gathering and Processing Agreement, Quicksilver has agreed to dedicate and deliver for processing all of the natural gas owned or controlled by Quicksilver and lawfully produced from existing and future wells drilled within the Quicksilver Counties or lands pooled therewith. Notwithstanding the Processing Agreement, Quicksilver has made no commitment to us that it will develop the reserves subject to the Quicksilver Processing Agreement. However, a memorandum of Quicksilver’s obligations under the Quicksilver Processing Agreement was filed of record in the Quicksilver Counties and therefore would survive any direct or indirect transfer by Quicksilver of its right, title or interest associated with its natural gas production in the Quicksilver Counties.

Under the Quicksilver Processing Agreement effective September 1, 2008, we provide gathering and processing services for a fee. Quicksilver has agreed to pay $0.4163 per MMBtu gathered to the Cowtown Pipeline and $0.5204 per MMBtu processed at the Cowtown Plant, each subject to annual inflationary escalation tied to the Consumer Price Index.

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

Other Agreements

On August 10, 2007, we executed a subordinated promissory note payable to Quicksilver in the principal amount of $50 million. At December 31, 2008, the outstanding balance of the promissory note was $53.6 million. For a more detailed description of the promissory note, see Note 6 to our consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

In June 2008, Little Hoss Ranch Partners, L.P. (“Little Hoss”) executed an easement amendment in favor of our subsidiary, Cowtown Pipeline Partners L.P. Little Hoss has the same general partner as two of our unitholders, Little Hoss Cowtown Pipeline Partners and Little Hoss Cowtown Processing Partners. At the time of the transaction, these two unitholders together owned more than 5% of our outstanding units. The easement amendment corrected the legal description of an existing pipeline easement crossing real property owned by Little Hoss, and permitted our subsidiary to construct an additional pipeline within the easement. In exchange for its execution of the easement amendment, our subsidiary paid Little Hoss $246,597.

In May 2008, we purchased land and a warehouse located in Hood County, Texas, from Quicksilver for a purchase price of $0.3 million and reimbursed Quicksilver $0.6 million of costs.

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

Director Independence

Our general partner’s board of directors has adopted categorical independence standards consistent with the current listing standards of NYSE Arca to assist the board of directors in determining which of its members is independent. A copy of the categorical independence standards appears in the Corporate Governance section of our website (http://www.kgslp.com/corporate/corporate_governance). Our general partner’s board of directors has determined that each of Messrs. Bledsoe, Gettig and Somerhalder satisfies our general partner’s categorical independence standards and further determined that each of them is independent within the meaning of NYSE Arca’s listing standards. NYSE Arca does not require a listed limited partnership like us to have a compensation committee or a nominating and governance committee. Accordingly, each director of Quicksilver Gas Services GP LLC may participate in consideration of compensation, nomination and governance matters. Each of Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip W. Cook is a member of our general partner’s board of directors and an executive officer of our general partner, and accordingly these individuals are not independent.

Item 14.	Principal Accountant Fees and Services

The following set forth fees billed by Deloitte & Touche LLP for the audit of our annual financial statements and other services rendered for the years ended December 31, 2008 and 2007:

	Fees Billed for the Year
	Ended December 31,
	2008	2007

Audit fees (1)	$364,500	$316,000
Audit-related fees (2)	-	324,000
Tax fees (3)	-	-
All other fees (4)	-	-

Total	$364,500	$640,000

(1)	Includes fees for audits of annual financial statements and reviews of the related quarterly financial statements.
(2)	Includes fees related to consultations concerning financial accounting and reporting standards and services related to the completion of the IPO.
(3)	There were no tax fees billed for 2008 or 2007.
(4)	There were no fees billed for 2008 or 2007 for products and services other than those describe above.

Pursuant to the charter of the audit committee, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors and pre-approve all audit and non-audit services. The audit committee has delegated to its chair the responsibility to pre-approve all audit and non-audit services, provided that these decisions are presented to the full Audit Committee at its next regularly scheduled meeting. None of the services described above as audit-related fees were exempt from the pre-approval requirements set forth in SEC rules and regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements:

The following financial statements of ours and the report of our Independent Auditors thereon are included on pages 34 through 53 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Capital for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006

2. Financial Statement Schedules:

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

3. Exhibits:

Exhibit No.		Description

3.1		Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).
3.2		Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).
3.3		Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).
3.4		First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
4.1		Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
10.1		Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(a)	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10.3		Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.4		First Amendment to Credit Agreement, dated as of October 10, 2008, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 14, 2008 and included herein by reference).
10.5		Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.6		Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.7		Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.8		Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.9		Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources Inc., Cowtown Pipeline Partner L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed August 16,2007 and included herein by reference).
10.10		Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008 and included herein by reference).
+ 10.11		2007 Equity Plan (filed as Exhibit 99.1 to the Company’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+ 10.12		Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.13		Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.14		Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.15		Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+ 10.16		Description of Non-Employee Director Compensation (filed as Exhibit 10.14 to the Company’s Form 10-K filed February 28, 2008 and included herein by reference)
+ 10.17		Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 13, 2007 and included herein by reference).
+ 10.18		Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*21	.1	List of Subsidiaries of Quicksilver Gas Services LP
*23	.1	Consent of Deloitte & Touche LLP
*24	.1	Power of Attorney of Directors and Certain Officers
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICKSILVER GAS SERVICES LP

By: QUICKSILVER GAS SERVICES GP LLC,
General Partner

By: /s/ Thomas F. Darden
Thomas F. Darden
Dated: March 2, 2009	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

* Glenn Darden	Chairman of the Board; Director	March 2, 2009

/s/ Thomas F. Darden Thomas F. Darden	President and Chief Executive Officer (Principal Executive Officer); Director	March 2, 2009

* Jeff Cook	Executive Vice President – Chief Operating Officer; Director	March 2, 2009

* Philip Cook	Senior Vice President – Chief Financial Officer (Principal Financial Officer); Director	March 2, 2009

* John Regan	Vice President – Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009

* Alvin Bledsoe	Director	March 2, 2009

* Philip D. Gettig	Director	March 2, 2009

* John W. Somerhalder II	Director	March 2, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By: /s/ Thomas F. Darden
Thomas F. Darden Attorney-in-Fact

Exhibit No.		Description

3.1		Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).
3.2		Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).
3.3		Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).
3.4		First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
4.1		Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
10.1		Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(a)	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10.3		Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.4		First Amendment to Credit Agreement, dated as of October 10, 2008, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 14, 2008 and included herein by reference).
10.5		Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.6		Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.7		Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.8		Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.9		Fifth Amended and Restated Gas Gathering and Processing Agreement, dated August 10, 2007, among Quicksilver Resources Inc., Cowtown Pipeline Partner L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed August 16,2007 and included herein by reference).

10.10		Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008 and included herein by reference).
+ 10.11		2007 Equity Plan (filed as Exhibit 99.1 to the Company’s Form S-8, File No. 333-145326, filed August 10, 2007 and included herein by reference).
+ 10.12		Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.13		Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.14		Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.15		Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+ 10.16		Description of Non-Employee Director Compensation (filed as Exhibit 10.14 to the Company’s Form 10-K filed February 28, 2008 and included herein by reference)
+ 10.17		Quicksilver Gas Services LP Annual Bonus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 13, 2007 and included herein by reference).
+ 10.18		Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*21	.1	List of Subsidiaries of Quicksilver Gas Services LP
*23	.1	Consent of Deloitte & Touche LLP
*24	.1	Power of Attorney of Directors and Certain Officers
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Identifies management contracts and compensatory plans or arrangements.