Form 10-Q
period 2009-03-31
Quicksilver Gas Services LP
filed 2009-05-07
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant has 12,313,451 Common Units outstanding as of April 27, 2009.

DEFINITIONS
As used in this report, unless the context otherwise requires:
“Bbl” or “Bbls” means barrel or barrels
“Btu” means British Thermal units, a measure of heating value
“EBITDA” means earnings before interest, taxes, depreciation and accretion
“LIBOR” means London Interbank Offered Rate
“Management” means management of Quicksilver Gas Services LP’s General Partner
“MMBtu” means million Btu
“MMBtud” means million Btu per day
“Mcf” means thousand cubic feet
“MMcf” means million cubic feet
“MMcfd” means million cubic feet per day
“MMcfe” means MMcf of natural gas equivalents, calculated as one Bbl of oil or NGLs equaling six Mcf of gas
“MMcfed” means MMcfe per day
“NGL” or “NGLs” means natural gas liquids
COMMONLY USED TERMS
Other commonly used terms and abbreviations include:
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“GAAP” means Generally Accepted Accounting Principles in the United States
“Gas Gathering and Processing Agreement” means the Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
“General Partner” means Quicksilver Gas Services GP LLC, a Delaware limited liability company, which is owned by Quicksilver.
“IPO” means our initial public offering completed on August 10, 2007
“KGS Predecessor” means prior to the IPO, collectively Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P.
“Lake Arlington Gas Gathering Agreement” means the Amended and Restated Gas Gathering Agreement, dated September 1, 2008, among Quicksilver Resources Inc. and Cowtown Pipeline L.P. and subsequently assigned to Cowtown Pipeline Partners L.P.
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc.
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means, Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in North Texas
“SEC” means the United States Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the FASB

Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;
•	fluctuations in natural gas prices;
•	failure or delays in Quicksilver and third parties achieving expected production from natural gas projects;
•	competitive conditions in our industry;
•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;
•	changes in the availability and cost of capital;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	construction costs or capital expenditures exceeding estimated or budgeted amounts;
•	the effects of existing and future laws and governmental regulations;
•	the effects of future litigation; and
•	certain factors discussed elsewhere in this quarterly report.
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
For the Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended March 31,
	2009	2008
Revenue
Gathering and transportation revenue — Quicksilver	$14,074	$6,477
Gathering and transportation revenue	975	820
Gas processing revenue — Quicksilver	8,702	6,820
Gas processing revenue	738	843
Other revenue — Quicksilver	225	225

Total revenue	24,714	15,185

Expenses
Operations and maintenance	5,411	4,950
General and administrative	1,992	1,817
Depreciation and accretion	5,041	3,156

Total expenses	12,444	9,923

Operating income	12,270	5,262

Other income	—	5
Interest expense	2,873	2,418

Income before income taxes	9,397	2,849

Income tax provision (benefit)	(37)	(35)

Net income	$9,434	$2,884

General partner interest in net income	$273	$56
Common and subordinated unitholders’ interest in net income	9,161	2,828
Earnings per common and subordinated unit:
Basic	$0.38	$0.12
Diluted	0.34	0.12
Weighted average number of common and subordinated units outstanding:
Basic	23,827	23,783
Diluted	28,550	23,924
The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data — Unaudited

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$351	$303
Accounts receivable	719	2,082
Accounts receivable from Quicksilver	6,018	—
Prepaid expenses and other current assets	287	594

Total current assets	7,375	2,979

Property, plant and equipment, net	496,138	488,120
Other assets	1,825	1,916

	$505,338	$493,015

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,650	$1,375
Accounts payable to Quicksilver	—	10,502
Accrued additions to property, plant and equipment	8,355	17,433
Accounts payable and other	2,392	1,930

Total current liabilities	12,397	31,240

Long-term debt	196,900	174,900
Note payable to Quicksilver	52,591	52,271
Repurchase obligations to Quicksilver	128,098	123,298
Asset retirement obligations	8,550	5,234
Deferred income tax liability	332	369
Commitments and contingent liabilities (Note 8)

Partners’ capital
Common unitholders (12,313,451 and 12,269,714 units issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	108,629	108,036
Subordinated unitholders (11,513,625 units issued and outstanding at March 31, 2009 and December 31, 2008)	(2,160)	(2,328)
General partner	1	(5)

Total partners’ capital	106,470	105,703

	$505,338	$493,015

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$9,434	$2,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,974	3,115
Accretion of asset retirement obligation	67	41
Deferred income taxes	(37)	(151)
Equity-based compensation	479	264
Amortization of debt issuance costs	85	52
Non-cash interest expense	1,977	2,231
Changes in assets and liabilities:
Accounts receivable	1,363	(251)
Prepaid expenses and other assets	313	111
Accounts receivable and payable with Quicksilver	(8,971)	4,557
Accounts payable and other	462	(10)

Net cash provided by operating activities	10,146	12,843

Investing activities:
Capital expenditures	(22,952)	(32,681)

Net cash used in investing activities	(22,952)	(32,681)

Financing activities:
Proceeds from revolving credit facility borrowings	22,000	26,500
Repayment of subordinated note payable to Quicksilver	—	(275)
Distributions to unitholders	(9,083)	(7,275)
Other	(63)	—

Net cash provided by financing activities	12,854	18,950

Net cash increase (decrease)	48	(888)

Cash at beginning of period	303	1,125

Cash at end of period	$351	$237

Cash paid for interest	$1,626	$—
Cash paid for income taxes	—	—
Non-cash transactions:
Working capital related to capital expenditures	15,294	21,915
Acquisition of property, plant and equipment under repurchase obligation	(3,417)	(27,058)
The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands — Unaudited

	Partners’ Capital
	Limited Partners
			General
	Common	Subordinated	Partner	Total
Balance at December 31, 2008	$108,036	$(2,328)	$(5)	$105,703
Equity-based compensation expense recognized	479	—	—	479
Distributions paid to partners	(4,556)	(4,260)	(267)	(9,083)
Net income	4,733	4,428	273	9,434
Other	(63)	—	—	(63)

Balance at March 31, 2009	$108,629	$(2,160)	$1	$106,470

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services LP (“KGS” or the “Partnership”) is a Delaware limited partnership formed in January 2007 for the purpose of completing a public offering of common units and concurrently acquiring midstream assets. KGS’ general partner is owned by Quicksilver.
     As of March 31, 2009 the ownership of KGS is as follows:

Percentage
Ownership
Common unitholders:
Public	27.2%
Quicksilver	23.5%
Subordinated unitholders:
Quicksilver	47.4%

Total limited partner interest	98.1%

General Partner interest:
Quicksilver	1.9%

Total	100.0%

     Neither KGS nor the general partner has any employees. Employees of Quicksilver have been seconded to KGS’ general partner pursuant to a services and secondment agreement. The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate or directly support KGS’ gathering and processing assets.
     Description of Business — KGS is engaged in gathering and processing natural gas and NGLs produced from the Barnett Shale formation in the Fort Worth Basin located in North Texas. KGS provides services under contracts, whereby we receive fees for performing the gathering and processing services. KGS does not take title to the natural gas or associated NGLs that it gathers and processes and therefore avoids direct commodity price exposure.
     KGS’ owns the following:
•	The Cowtown System, which includes:
–	the Cowtown Pipeline, which consists of a pipeline gathering system and gas compression facilities in the southern portion of the Fort Worth Basin that gather natural gas produced by KGS’ customers and deliver it for processing;
–	the Cowtown Plant, in Hood County, Texas, which consists of a 125 MMcfd natural gas processing unit and a 75 MMcfd natural gas processing unit which extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport and sale downstream; and
–	the Corvette Plant, in Hood County, Texas, which was placed into service during the first quarter of 2009 and consists of a 125 MMcfd natural gas processing unit which extracts NGLs from the natural gas stream and delivers customers’ residue gas to unaffiliated pipelines for transport and sale downstream.
•	The Lake Arlington Dry System, in Tarrant County, Texas, which consists of a pipeline gathering system and a gas compression facility, which we purchased from Quicksilver in the fourth quarter of 2008. This system delivers customers’ gas to unaffiliated pipelines for transport and sale downstream.
     As more fully described in Note 2, KGS’ financial statements also include the operations of a gathering system in Hill County, Texas (“Hill County Dry System”). This system gathers production from the Fort Worth Basin and delivers it to unaffiliated pipelines for transport and sale downstream.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying condensed consolidated interim financial statements and related notes present the financial position, results of operations, cash flows and changes in partners’ capital of KGS’ natural gas gathering and processing assets.
     These unaudited condensed consolidated interim financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the U.S. These financial statements should be read in conjunction with the audited financial statements included in our 2008 Annual Report on Form 10-K. In management’s opinion all adjustments and eliminations of intercompany balances necessary to fairly present the Partnership’s results of operations, financial position and cash flows for the periods presented have been made. All such adjustments are of a normal and recurring nature. As permitted by SEC rules, certain disclosures normally included in financial statements have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
     Use of Estimates — The preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results can differ from those estimates.
     Repurchase Obligations to Quicksilver — On June 5, 2007, KGS Predecessor sold pipeline and gathering assets to Quicksilver with either the obligation or option to repurchase the pipelines and gathering assets at a future date.
     Assets that are currently subject to repurchase from Quicksilver consist of the following:
Cowtown Pipeline — KGS has the option to purchase certain laterals connected to the Cowtown Pipeline from Quicksilver at their original construction cost. Quicksilver provided notice to KGS during April 2009 that assets with an original construction cost of $62.5 million were available for purchase. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $67.8 million, including accrued interest. KGS has two years from the date of notice to exercise our repurchase option on these assets. We have not determined which assets we will exercise our repurchase option for or the exact timing for completing the repurchase.
Hill County Dry System — KGS is obligated to purchase the Hill County Dry System from Quicksilver at its fair market value. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $60.3 million, including accrued interest. KGS has two years from the date it receives notice from Quicksilver that the system is complete and has commenced commercial service to repurchase the Hill County Dry System.
     The following table summarizes the assets subject to repurchase rights and obligations at March 31, 2009:

	Repurchase obligation (1)	KGS Repurchase
	(In millions)
Cowtown Pipeline	$67.8	Optional at construction cost
Hill County Dry System	60.3	Obligatory at fair value

	$128.1

(1)	Quicksilver expects capital expenditures of approximately $7 million for the remainder of 2009 for assets subject to the repurchase obligations.
     These assets’ conveyance to Quicksilver on June 5, 2007 was not treated as a sale for accounting purposes because KGS operates them and intends to repurchase them. Accordingly, the original cost and subsequently incurred costs are recognized in both KGS’ property, plant and equipment and our repurchase obligations to Quicksilver. KGS’ results of operations include the revenues and expenses for these operations and similar treatment was applied to the Lake Arlington Dry System that was purchased from Quicksilver during 2008. For the three months ended March 31, 2009, KGS recognized $1.4 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 4.3%.

     Net Income per Limited Partner Unit — KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner.
     Basic earnings per unit is computed by dividing net income attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit is computed using the treasury stock method, which considers the impact to net income and common equivalent units of the potential issuance of units.
     The following is a reconciliation of the weighted average common and subordinated units used in the basic and diluted earnings per unit calculations for the three months ended March 31, 2009 and 2008. The impact of the convertible debt is dilutive for the three months ended March 31, 2009, but was anti-dilutive for the three months ended March 31, 2008, based upon KGS units’ market price during that time.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income	$9,161	$2,828
Impact of interest on convertible debt	583	—

Income available assuming conversion of convertible debt	$9,744	$2,828

Weighted average common and subordinated units — basic	23,827	23,783
Effect of restricted phantom units	487	141
Effect of convertible debt (1)	4,236	—

Weighted average common and subordinated units — diluted	28,550	23,924

Earnings per common and subordinated unit:
Basic	$0.38	$0.12
Diluted	$0.34	$0.12

(1)	Assumes that convertible debt is converted at a price of $12.80 per unit, using the average closing price per unit for the quarter ended March 31, 2009.
     Comprehensive Income — Comprehensive income is equal to net income for the periods presented due to the absence of any other comprehensive income.
Recently Issued Accounting Standards Affecting KGS
Pronouncements Implemented
     SFAS No. 141 (revised 2007), Business Combinations, “SFAS No. 141(R)” was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. The Statement was adopted by KGS on January 1, 2009, with respect to acquisitions completed after that date, but has had no impact given the absence of any such transactions.
     SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 was issued in December 2007. The Statement amends prior standards to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the Parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The Statement was implemented on January 1, 2009, but had no impact on KGS.
     In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which granted a one-year deferral of the effective date of SFAS No. 157 as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and asset retirement obligations). Beginning January 1, 2009, we applied SFAS No. 157 to non-financial assets and liabilities.
     The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”) in March 2008. Under SFAS No. 161, companies are required to disclose the fair value of all derivative and hedging instruments and their gains or losses in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. SFAS No. 161 was implemented for KGS beginning January 1, 2009, but had no impact.
     The Emerging Issues Task Force issued EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships”, “EITF 07-4”, in 2008. EITF 07-4 addresses how master limited partnerships should calculate earnings per unit using the two-class method in SFAS No. 128, “Earnings per Share” and how current period earnings of a master limited partnership should be allocated to the general partner, limited partners, and other participating securities. EITF 07-4 was implemented on January 1, 2009, with prior periods retroactivity represented. The implementation of EITF 07-04 had no material impact on KGS.
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 indicates that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was implemented on January 1, 2009, but had no impact on KGS in current or prior periods.
     The FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) in June 2008. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The implementation of EITF 03-6-1 had no impact on KGS.
Pronouncements Not Yet Implemented
None
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     The KGS partnership agreement requires that KGS distribute, within 45 days after the end of each quarter, all of its “available cash” (as defined in the KGS partnership agreement) to unitholders of record on the applicable record date selected by the general partner.
     The following table presents cash distributions for 2009 and 2008:

	Attributable to the	Per Unit	Total Cash
Payment Date	quarter ended	Distribution (1)	Distribution
			(In millions)
Pending Distributions
May 15, 2009 (2)	March 31, 2009	$0.370	$9.1

Completed Distributions
February 13, 2009 (2)	December 31, 2008	$0.370	$9.1
November 14, 2008 (3)	September 30, 2008	$0.350	$8.5
August 14, 2008 (3)	June 30, 2008	$0.350	$8.5
May 15, 2008	March 31, 2008	$0.315	$7.6

(1)	Represents common and subordinated unitholders

(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner

(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $20,000 to the general partner

4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Gathering and transportation systems	$197,328	$179,594
Processing plants	268,445	157,353
Construction in progress — plant	—	106,563
Construction in progress — pipeline	16,440	27,994
Rights-of-way and easements	41,581	39,473
Land	1,239	1,239
Buildings and other	2,011	1,836

	527,044	514,052
Accumulated depreciation	(30,906)	(25,932)

Net property, plant and equipment	$496,138	$488,120

5. RELATED-PARTY TRANSACTIONS
     KGS routinely conducts business with Quicksilver and its affiliates. For a more complete description of our agreements with Quicksilver, see Note 2 and Note 11 to the consolidated financial statements in our 2008 Annual Report on Form 10-K.
     During the three months ended March 31, 2009, Quicksilver accounted for more than 93% of our total revenues. All cash disbursements for our operations and maintenance expenses and general and administration expenses for the three months ended March 31, 2009 were paid to Quicksilver, which processes such amounts on our behalf.
6. LONG-TERM DEBT
     Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$196,900	$174,900
Subordinated Note to Quicksilver	54,241	53,646

	251,141	228,546
Current maturities of debt	(1,650)	(1,375)

Long-term debt	$249,491	$227,171

     At March 31, 2009, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million with lender approval. Based on our results through March 31, 2009, our total borrowing capacity is $235 million. The weighted average interest rate as of March 31, 2009 was 2.3%. KGS was in compliance with all debt covenants as of March 31, 2009.
     For a more complete description of our indebtedness, see Note 6, Long-Term Debt, to the consolidated financial statements in our 2008 Annual Report on Form 10-K.

7. ASSET RETIREMENT OBLIGATIONS
     Activity for KGS’ liability for asset retirement obligations is as follows:

March 31,
2009
(In thousands)
Beginning asset retirement obligations	$5,234
Additional liability incurred	3,249
Accretion expense	67

Ending asset retirement obligations	$8,550

As of March 31, 2009, no assets are legally restricted for use in settling asset retirement obligations.
8. COMMITMENTS AND CONTINGENT LIABILITIES
     In February 2009, McGuffy Energy Services, L.P. (“McGuffy”) filed a lawsuit against us and subsequently added Quicksilver as a party. McGuffy alleges, among other things, claims for breach of contract, fraud and negligent misrepresentation arising from a written agreement by which McGuffy was retained to provide certain engineering and construction services for KGS’ Corvette Plant. McGuffy further seeks to foreclose on a $2.8 million lien that it filed on the Corvette Plant. KGS disputes the amounts claimed by McGuffy and asserts a number of defenses to McGuffy’s claims, including that payments to McGuffy must be withheld as demanded by McGuffy’s unpaid subcontractors. In March 2009, we filed a lawsuit against McGuffy seeking damages and declaratory relief for the disputes between KGS and McGuffy. The McGuffy subcontractors that made demands on KGS were also named as parties. Several of the subcontractor defendants have filed counterclaims against us seeking to foreclose on their purported liens. Through March 31, 2009 we have recognized $2.0 million of the disputed amounts as a part of the Corvette Plant construction costs. We intend to vigorously defend this matter and do not expect its outcome to have a material adverse effect on our financial condition or results of operation.
9. INCOME TAXES
     No provision for federal income taxes related to KGS’ results of operations is included in the accompanying unaudited condensed consolidated interim financial statements as such income is taxable directly to the partners holding interests in KGS.
     For more information about our income taxes, see Note 9, Income Taxes, to the consolidated financial statements in our 2008 Annual Report on Form 10-K.
10. EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Unvested phantom units — January 1, 2009	60,319	$21.63	139,918	$25.15
Vested	—	—	(49,789)	25.25
Issued	—	—	405,428	10.06
Cancelled	(3,640)	21.36	(8,284)	17.03

Unvested phantom units — March 31, 2009	56,679	$21.65	487,273	$12.72

     At January 1, 2009, KGS had total unvested compensation cost of $2.3 million related to phantom units. KGS recognized compensation expense of approximately $0.6 million during the three months ended March 31, 2009, including

$0.1 million for remeasuring awards to be settled in cash to their revised fair value. Grants of phantom units during the three months ended March 31, 2009 had an estimated grant date fair value of $4.1 million. KGS has unearned compensation expense of $4.2 million at March 31, 2009 that will be recognized in expense through January 2011. Phantom units that vested during the three months ended March 31, 2009 had a fair value of $1.3 million on their vesting date.
     On January 2, 2009, KGS awarded annual equity grants totaling 405,428 phantom units to the non-management directors, executive officers of KGS’ general partner and employees seconded to KGS. Each phantom unit will settle in KGS units and had a grant date fair value of $10.06, which will be recognized over the vesting period of three years. At March 31, 2009, 212,901 units were available for issuance under the 2007 Equity Plan.
     For a more complete description of KGS’ Equity Plan, see Note 10, Equity Plan, to the consolidated financial statements in our 2008 Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a growth-oriented Delaware limited partnership engaged in gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, and to other natural gas producers in this area. During the three months ended March 31, 2009, more than 90% of our total gathering volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather and process natural gas pursuant to contracts under which we receive fees. We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure. However, a sustained decline in natural gas prices could result in reduced production volumes by our customers and a resulting decrease in our revenues. Our contracts provide relatively stable cash flows, but little upside in higher commodity price environments. All of our natural gas volumes gathered and processed during the three months ended March 31, 2009 were subject to fee-based contracts.
Operational Measurement
     Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important factors affecting our profitability and unitholder value and we review them monthly to identify trends in our operations. These performance measures are outlined below:
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
     Operating Expenses — Operating expenses are a separate measure that we use to evaluate the performance of our operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period. Our ability to manage operating expenses has a significant impact on our profitability and cash available for distribution.
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
     EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance as compared to those of other companies in the midstream industry without regard to financing methods, capital structure or historical cost basis; and
•	the viability of acquisitions and capital expenditure projects and the rates of return on investment opportunities.
Current Quarter Highlights
•	The Corvette Plant was placed into service, providing enhanced compression assets and allowing more gathered volumes to be subject to the compression fee.
•	Gathering and processing volumes decreased 3% and 5%, respectively, from the previous quarter as many producers in the Fort Worth Basin slowed their development activities in response to lower petroleum prices.

     RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     The following table and discussion relates to our unaudited condensed consolidated results of operations for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except volume data)
Total revenues	$24,714	$15,185
Operations and maintenance expense	5,411	4,950
General and administrative expense	1,992	1,817

Adjusted gross margin	17,311	8,418
Other income	—	5

EBITDA	17,311	8,423
Depreciation and accretion expense	5,041	3,156
Interest expense	2,873	2,418
Income tax provision (benefit)	(37)	(35)

Net income	$9,434	$2,884

Volume Data:
Volumes gathered (MMcf)	23,785	14,551
Volumes processed (MMcf)	14,653	12,156
The following table summarizes our volumes for the three months ended March 31, 2009 and 2008:

	Gathering		Processing
	2009	2008	2009	2008
	(MMcf)
Cowtown System	15,107	12,565	14,653	12,156
Lake Arlington Dry System	6,278	1,324	—	—
Hill County Dry System	2,400	662	—	—

Total	23,785	14,551	14,653	12,156

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the three months ended March 31, 2008	$7,297	$7,663	$225	$15,185
Volume changes	4,630	1,574	—	6,204
Price changes	3,122	203	—	3,325

Revenue for the three months ended March 31, 2009	$15,049	$9,440	$225	$24,714

     Total Revenues and Volumes — Approximately $6.2 million of the increase in revenue was due to the increases in volumes that we gathered and processed in the Fort Worth Basin. This volume increase is due to increased well connections related to the continued development of the Fort Worth Basin, particularly in the Hood County and Lake Arlington areas. Additionally, gathering revenues increased by approximately $2.8 million due mainly to the new compression charge that was effective September 1, 2008 and the compression assets at the Corvette Plant going into operation in February 2009. For all of 2009, we expect the decreased development activity by our customers to result in lower daily volumes than we had in the first quarter. The average volumes for all of 2009 could range between 5% and 10% lower than current quarter gathering and processing volumes.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems. However, the increases in our operations and maintenance expenses have been less significant than the increases in our throughput volumes and revenues when comparing the current quarter with the comparable 2008 period. We expect operations and maintenance expenses to be relatively flat for the remainder of 2009 despite the addition of the Corvette Plant. The Corvette Plant and related facilities being placed into service during the first quarter of 2009 contributed $0.6 million to the increase in operations and maintenance expenses.
     General and Administrative Expense — The increase in general and administrative expense was primarily the result of our expanded operations and the increase in the allocable portion of Quicksilver’s overhead costs as it has expanded its in-house capabilities for those areas that also benefit us, such as safety and purchasing. General and administrative expense includes equity-based compensation for each of the quarters ended March 31, 2009 and 2008 of $0.4 million.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin and EBITBA increased from 55% in 2008 to approximately 70% in 2009, primarily due to the increase in revenues, which was partially offset by an increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service during 2008 and the first quarter of 2009 in expanding our gathering network and increasing our processing capability. The Corvette Plant being placed into service during the first quarter of 2009 contributed approximately $0.6 million to the increase in depreciation and accretion expense.
     Interest Expense — Interest expense increased primarily due to the increases in the borrowings under the revolving credit agreement. The increase in capitalized interest for 2009 is related to the construction of the Corvette Plant.
The following table summarizes the details of interest expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest cost:
Revolving credit facility	$1,205	$317
Repurchase obligation	1,383	1,433
Subordinated note to Quicksilver	595	798

Total cost	3,183	2,548
Less interest capitalized	(310)	(130)

Interest expense	$2,873	$2,418

Liquidity and Capital Resources
     The volumes of natural gas gathered and processed through our systems are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, the availability and cost of capital, the level of successful drilling activity and other factors beyond their control. Although Quicksilver has mitigated its near-term exposure to low prices through the use of derivative financial instruments covering portions of its expected 2009 and 2010 production, we cannot predict whether or when natural gas prices will increase or decrease. In addition, there continues to be uneasiness in the credit and financial markets. In response, Quicksilver and other customers have announced year-over-year reductions in their planned levels of capital expenditures and drilling activity for 2009. If these conditions were to persist or worsen over a prolonged period of time, we could experience significant reductions in volumes through our systems and therefore reductions of revenues and cash flows. Our sources of liquidity include:
•	cash generated from operations;
•	borrowings under our revolving credit agreement; and
•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our expected $0.37 per unit quarterly cash distributions during 2009 and satisfy our short-term working capital and capital expenditure requirements.
Cash Flows

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$10,146	$12,843
Net cash used in investing activities	(22,952)	(32,681)
Net cash provided by financing activities	12,854	18,950
     Our cash flows are significantly influenced by Quicksilver’s production in the Fort Worth Basin. As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.
     Cash Flows Provided by Operating Activities — The decrease in cash flows provided by operating activities resulted primarily from the timing of cash due to or due from Quicksilver, partially offset by increased revenues and higher profitability associated with the natural gas gathered and processed through our systems.
     Cash Flows Used in Investing Activities — The decrease in cash flows used in investing activities resulted from the lower capital expenditures used to expand our gathering system and processing capabilities. For the three months ended March 31, 2009 we spent $5.8 million on gathering assets and $17.2 million on processing facilities, which included $16.4 million related to the Corvette Plant. Additionally, the cash flows used in investing activities during the first quarter of 2009 include the payment of $16.6 million that was incurred and accrued on or before December 31, 2008.
     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in the first quarter of 2009 consisted primarily of the proceeds from borrowings under our credit agreement of $22.0 million used to expand our gathering system and processing facilities, partially offset by distributions of $9.1 million to our unitholders.
     Information regarding historical and pending cash distributions is included in Note 3 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Capital Expenditures
     The midstream energy business is capital intensive, requiring significant investment for the acquisition or development of new facilities, particularly in emerging production areas such as the Fort Worth Basin. We categorize our capital expenditures as either:
•	expansion capital expenditures, which are made to construct additional assets, expand and upgrade existing systems, acquire additional assets; or

•	maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and extend their useful lives, or to maintain existing system volumes and related cash flows.
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
     During the quarter ended March 31, 2009, we increased gross property, plant and equipment by $13.0 million, including expansion capital expenditures of approximately $3.9 million, $2.5 million in maintenance capital expenditures, $3.2 million in asset retirement cost and $3.4 million in capital expenditures related to assets subject to repurchase obligations. We expect remaining capital expenditures for 2009 to be approximately $28 million, excluding any expenditures to reacquire or develop assets subject to repurchase obligations.
     Additionally, Quicksilver has the right to complete construction of the Hill County Dry System, which we are obligated to purchase from Quicksilver at fair market value. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $60.3 million, including accrued interest. We have two years to repurchase the Hill County Dry System from the date we receive notice from Quicksilver that the system is complete and has commenced commercial service. Quicksilver expects to incur capital expenditures of approximately $7 million for the Hill County Dry System in 2009.
     We have the option to purchase certain laterals connected to the Cowtown Pipeline from Quicksilver at their original construction cost. Quicksilver provided us notice during April 2009 that assets with an original construction cost of $62.5 million were available for purchase. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $67.8 million, including accrued interest. We have two years from the date of notice to exercise our repurchase option on these assets. We have not determined which assets we will exercise our repurchase option for or the exact timing for completing the repurchase.
     We operate Quicksilver’s midstream assets subject to repurchase for which we receive a fee of $75,000 per month.
     We regularly review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Since we strive to distribute most of our available cash to our unitholders, we will depend on a combination of borrowings under our revolving credit agreement, operating cash flows and debt or equity offerings to finance any future growth capital expenditures or acquisitions.
Debt
     Credit Agreement — At March 31, 2009, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million with lender approval. Based on our results through March 31, 2009, our total borrowing capacity is $235 million and our borrowings were $196.9 million. The weighted average interest rate as of March 31, 2009 was 2.3%. KGS was in compliance with all debt covenants as of March 31, 2009.
     At March 31, 2009, our revolving credit agreement required us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in our credit agreement) to our net interest expense of not less than 2.5 to 1.0; and a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 4.5 to 1.0. Furthermore, this credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;
•	grant liens;
•	pay distributions; and
•	engage in transactions with affiliates.
     Our repurchase obligations to Quicksilver, our obligations to Quicksilver under the subordinated note described below, and the capitalized or non-cash interest thereon, are excluded for purposes of determining our covenant compliance.

     Subordinated Note — The principal payment for the quarter ended March 31, 2009 was prevented by the debt ratio requirements of the subordinated note. Interest expense of $0.6 million recognized during the three months ended March 31, 2009 was added to the outstanding principal amount. The interest rate at March 31, 2009 was 4.0%.
     For a more complete description of our indebtedness, see Note 6, Long-Term Debt, to the consolidated financial statements in our 2008 Annual Report on Form 10-K.
     Repurchase Obligations to Quicksilver - The information regarding repurchase obligations to Quicksilver is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.

Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this quarterly report. Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report on Form 10-K. These critical estimates, for which no significant changes have occurred in the three months ended March 31, 2009, include estimates and assumptions pertaining to:
•	Depreciation expense and capitalization limits for property, plant and equipment;
•	Repurchase obligations to Quicksilver;
•	Asset retirement obligations; and
•	Equity-based compensation.
     The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.

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
Interest Rate Risk
     As base interest rates remain low, the credit markets have caused the spreads charged by lenders to increase. As base rates or spreads increase, our financing costs will increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect that our competitors would face similar challenges with respect to funding acquisitions and capital projects.
     We are exposed to variable interest rate risk as a result of borrowings under our revolving credit agreement and our subordinated note and repurchase obligations to Quicksilver.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information regarding Legal Proceedings which were filed on February 19, 2009 in the 335th Judicial District Court of Hood County, Texas and on March 3, 2009 in the 67th Judicial District Court of Tarrant County, Texas is included in Note 8 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Item 1A. Risk Factors
     The following risk factors update the risk factors set forth in part I, Item IA, “Risk Factors” of our 2008 Annual Report on Form 10-K. You should carefully consider the following risk factors together with all of the other information included in this quarterly report and the other information that we file with the SEC, including the financial statements and related notes, when deciding to invest in us. Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should be aware that the occurrence of any of the events described herein and elsewhere in this quarterly report could have a material adverse effect on our business, financial position, results of operations and cash flows. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline.
We are dependent on a single natural gas producer, Quicksilver, for a majority of our volumes. The loss of this customer would result in a material decline in our volumes, revenues and cash available for distribution.
     We rely on Quicksilver for the majority of our natural gas throughput. During 2008, Quicksilver accounted for more than 80% of our natural gas throughput. Accordingly, we are indirectly subject, to a significant degree, to the various risks to which Quicksilver is subject.
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
     In order to maintain our current cash distributions of $0.37 per unit per quarter, or $1.48 per unit per year, we will require available cash of approximately $9.1 million per quarter, or $36.3 million per year. The amount of cash we can distribute depends principally upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•	the fees we charge and the margins we realize for our services;

•	the level of production of, and the price of natural gas, NGLs, and condensate;

•	the volume of natural gas and NGLs we gather and process;

•	the level of competition from other midstream energy companies;

•	the level of our operating cost structure; and

•	prevailing economic conditions.

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

The provisions of our revolving credit agreement and the risks associated with our debt could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our units.
     Our revolving credit agreement restricts our ability to, among other things:
•	incur additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	incur or permit certain liens to exist;

•	enter into certain types of transactions with affiliates;

•	merge, consolidate or amalgamate with another company; and

•	transfer or otherwise dispose of assets.
     The provisions of our revolving credit agreement may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit agreement could result in an event of default which could enable our lenders, subject to the terms and conditions of the revolving credit agreement, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.
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
Dated: May 6, 2009

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