Form 10-Q
period 2009-06-30
Quicksilver Gas Services LP
filed 2009-08-10
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date:

Title of Class	Outstanding as of July 22, 2009
Common Units	12,313,451

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended June 30, 2009

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
Other commonly used terms and abbreviations include:
“AICPA” means the American Institute of Certified Public Accountants
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“GAAP” means Generally Accepted Accounting Principles in the United States
“Gas Gathering and Processing Agreement” means the Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
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
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc., as amended
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means, Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in Texas
“SEC” means the United States Securities and Exchange Commission
“SFAS” or “Statement” means Statement of Financial Accounting Standards issued by the FASB

Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in Quicksilver and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	fluctuations in the value of certain of our assets and liabilities;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted amounts;

•	the effects of existing and future laws and governmental regulations;

•	the effects of current and future litigation; and

•	certain factors discussed elsewhere in this quarterly report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Revenue Gathering and transportation revenue — Quicksilver	$14,092	$7,199	$28,166	$13,676
Gathering and transportation revenue	669	1,633	1,644	2,453
Gas processing revenue — Quicksilver	8,684	7,701	17,386	14,521
Gas processing revenue	311	1,447	1,049	2,290
Other revenue — Quicksilver	225	225	450	450

Total revenue	23,981	18,205	48,695	33,390

Expenses
Operations and maintenance	6,003	5,312	11,414	10,262
General and administrative	1,738	1,422	3,730	3,239
Depreciation and accretion	5,768	3,407	10,809	6,563

Total expenses	13,509	10,141	25,953	20,064

Operating income	10,472	8,064	22,742	13,326

Other income	1	1	1	6
Interest expense	2,813	2,421	5,686	4,839

Income before income taxes	7,660	5,644	17,057	8,493

Income tax provision	248	38	211	3

Net income	$7,412	$5,606	$16,846	$8,490

General partner interest in net income	$233	$126	$504	$182
Common and subordinated unitholders’ interest in net income	7,179	5,480	16,342	8,308

Earnings per common and subordinated unit:
Basic	$0.30	$0.23	$0.69	$0.35
Diluted	0.27	0.23	0.61	0.35

Weighted average number of common and subordinated units outstanding:
Basic	23,827	23,783	23,827	23,783
Diluted	28,395	23,924	28,489	23,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data — Unaudited

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$581	$303
Accounts receivable	583	2,082
Accounts receivable from Quicksilver	1,317	—
Prepaid expenses and other current assets	577	594

Total current assets	3,058	2,979

Property, plant and equipment, net	507,462	488,120
Other assets	1,731	1,916

	$512,251	$493,015

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$1,925	$1,375
Accounts payable to Quicksilver	—	10,502
Accrued additions to property, plant and equipment	10,105	17,433
Accounts payable and other	3,392	1,930

Total current liabilities	15,422	31,240

Long-term debt	195,900	174,900
Note payable to Quicksilver	52,817	52,271
Repurchase obligations to Quicksilver	133,443	123,298
Asset retirement obligations	8,898	5,234
Deferred income tax liability	580	369
Commitments and contingent liabilities (Note 8)

Partners’ capital
Common unitholders (12,313,451 and 12,269,714 units issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	108,176	108,036
Subordinated unitholders (11,513,625 units issued and outstanding at June 30, 2009 and December 31, 2008)	(2,951)	(2,328)
General partner	(34)	(5)

Total partners’ capital	105,191	105,703

	$512,251	$493,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$16,846	$8,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,631	6,478
Accretion of asset retirement obligation	178	85
Deferred income taxes	211	(55)
Equity-based compensation	870	501
Non-cash interest expense	3,252	4,607
Changes in assets and liabilities:
Accounts receivable	1,499	(1,435)
Prepaid expenses and other assets	32	(562)
Accounts receivable and payable with Quicksilver	(2,284)	5,170
Accounts payable and other	2,051	801

Net cash provided by operating activities	33,286	24,080

Investing activities:
Capital expenditures	(35,780)	(59,434)

Net cash used in investing activities	(35,780)	(59,434)

Financing activities:
Proceeds from revolving credit facility borrowings	31,500	50,300
Repayment of credit facility	(10,500)	—
Repayment of subordinated note payable to Quicksilver	—	(550)
Distributions to unitholders	(18,165)	(14,914)
Other	(63)	—

Net cash provided by financing activities	2,772	34,836

Net cash increase (decrease)	278	(518)
Cash at beginning of period	303	1,125

Cash at end of period	$581	$607

Cash paid for interest	$2,745	$739
Cash paid for income taxes	—	—
Non-cash transactions:
Working capital related to capital expenditures	15,056	29,497
Acquisition of property, plant and equipment under repurchase obligation	(7,570)	(46,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands — Unaudited

	Partners’ Capital
	Limited Partners
			General
	Common	Subordinated	Partner	Total
Balance at December 31, 2008	$108,036	$(2,328)	$(5)	$105,703
Equity-based compensation expense recognized	870	—	—	870
Distributions paid to partners	(9,112)	(8,520)	(533)	(18,165)
Net income	8,445	7,897	504	16,846
Other	(63)	—	—	(63)

Balance at June 30, 2009	$108,176	$(2,951)	$(34)	$105,191

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
     As of June 30, 2009 the ownership of KGS is as follows:

Ownership
Percentage
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
     Description of Business — We are engaged in gathering and processing natural gas and NGLs produced from the Barnett Shale formation in the Fort Worth Basin located in Texas. We provide services under contracts, whereby we receive fees for performing the gathering and processing services. We do not take title to the natural gas or associated NGLs that we gather and process and therefore avoid direct commodity price exposure.
     KGS owns the following:
•	The Cowtown System, located in the southern portion of the Fort Worth Basin, which includes:
•	the Cowtown Pipeline, consisting of a pipeline gathering system and gas compression facilities. This system gathers natural gas produced by KGS’ customers and delivers it for processing;

•	the Cowtown Plant, consisting of a 125 MMcfd natural gas processing unit and a 75 MMcfd natural gas processing unit that extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport downstream; and

•	the Corvette Plant, placed into service during the first quarter of 2009, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers customers’ residue gas to unaffiliated pipelines for transport downstream.
•	The Lake Arlington Dry System, located in Tarrant County, Texas, purchased from Quicksilver in the fourth quarter of 2008, which consists of a pipeline gathering system and a gas compression facility. This system gathers natural gas produced by KGS’ customers and delivers it to unaffiliated pipelines for transport downstream.
     As more fully described in Note 2, KGS’ financial statements also include the results of operations of the Hill County Dry System, located in the southern portion of the Fort Worth Basin. This system consists of a pipeline gathering system and a gas compression facility that deliver customers’ gas to unaffiliated pipelines for transport downstream.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying condensed consolidated interim financial statements and related notes present the financial position, results of operations, cash flows and changes in partners’ capital of KGS’ natural gas gathering and processing assets. These unaudited condensed consolidated interim financial statements include the accounts of the Partnership and have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements included in our 2008 Annual Report on Form 10-K. In management’s opinion all adjustments and eliminations of intercompany balances necessary to fairly present the Partnership’s results of operations, financial position and cash flows for the periods presented have been made. All such adjustments are of a normal and recurring nature. As permitted by SEC rules, certain disclosures normally included in financial statements have been condensed or omitted. The results of operations for an interim period are not necessarily indicative of annual results.
     Use of Estimates — The preparation of the financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities that exist as of the date of the financial statements. Estimates and judgments are based on information available at the time such estimates and judgments are made. Although management believes the estimates are appropriate, actual results can differ from those estimates.
     Repurchase Obligations to Quicksilver — On June 5, 2007, KGS Predecessor sold pipeline and gathering assets to Quicksilver with KGS having either the obligation or option to repurchase the pipelines and gathering assets at a future date.
     Assets that are currently subject to repurchase from Quicksilver consist of the following:
Cowtown Pipeline — KGS has the option to purchase certain laterals connected to the Cowtown Pipeline from Quicksilver at their original construction cost. Quicksilver provided notice to KGS during April 2009 that assets with an original construction cost of $62.5 million were available for purchase. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $68.4 million, including accrued interest. KGS has two years from the date of notice to exercise our repurchase option on these assets. We have not determined which assets we will exercise our repurchase option for or the exact timing for completing the repurchase.
Hill County Dry System — KGS is obligated to purchase the Hill County Dry System from Quicksilver at its fair market value. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $65.0 million, including accrued interest. KGS has two years from the date it receives notice from Quicksilver that the system is complete and has commenced commercial service to repurchase the Hill County Dry System.
     The following table summarizes the assets subject to repurchase rights and obligations at June 30, 2009:

	Repurchase Obligation(1)	KGS Repurchase
	(In millions)
Cowtown Pipeline	$68.4	Optional at construction cost
Hill County Dry System	65.0	Obligatory at fair value

	$133.4

(1)	Quicksilver expects capital expenditures of approximately $4 million for the remainder of 2009 for assets subject to the repurchase obligations.
     These assets’ conveyance to Quicksilver on June 5, 2007 was not treated as a sale for accounting purposes because KGS operates them and intends to repurchase them. Accordingly, the original cost and subsequently incurred costs are recognized in both KGS’ property, plant and equipment and our repurchase obligations to Quicksilver. KGS’ results of operations include the revenue and expenses for these operations and similar treatment was applied to the Lake Arlington Dry System that was purchased from Quicksilver during 2008. For the six months ended June 30, 2009, KGS recognized $2.6 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 3.96%.
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

Diluted earnings per unit is computed using the treasury stock method, which considers the impact to net income and common equivalent units from the potential issuance of common units.
     The following is a reconciliation of the weighted-average common and subordinated units used in the calculations of basic and diluted earnings per unit for the three and six months ended June 30, 2009 and 2008. The impact of the convertible subordinated note to Quicksilver is dilutive for the three months ended June 30, 2009, but was anti-dilutive for the three months ended June 30, 2008, based principally upon KGS units’ market price during that time. The impact of the convertible subordinated note to Quicksilver is dilutive for the six months ended June 30, 2009, but was anti-dilutive for the six months ended June 30, 2008, based principally upon KGS units’ market price during that time. Approximately 2.2 million potentially dilutive securities for the subordinated note to Quicksilver were excluded from the diluted net income per unit calculations for the three and six months ended June 30, 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income	$7,179	$5,480	$16,342	$8,308
Impact of interest on subordinated note to Quicksilver	492	—	1,075	—

Income available assuming conversion of convertible debt	$7,671	$5,480	$17,417	$8,308

Weighted average common and subordinated units — basic	23,827	23,783	23,827	23,783
Effect of restricted phantom units	487	141	487	141
Effect of subordinated note to Quicksilver (1)	4,081	—	4,174	—

Weighted average common and subordinated units — diluted	28,395	23,924	28,488	23,924

Earnings per common and subordinated unit:
Basic	$0.30	$0.23	$0.69	$0.35
Diluted	$0.27	$0.23	$0.61	$0.35

(1)	Assumes that convertible debt is converted at a price of $13.41 per unit and $13.11 per unit, using the average closing price per unit for the three and six months ended June 30, 2009, respectively. Note 6, Long-Term Debt, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of our indebtedness.
     Comprehensive Income — Comprehensive income is equal to net income for all periods presented due to the absence of any other comprehensive income.
Recently Issued Accounting Standards Affecting KGS
Pronouncements Implemented
     SFAS No. 141 (revised 2007), Business Combinations, “SFAS No. 141(R)” was issued in December 2007. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, while retaining its fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control in the business combination and it establishes the criteria to determine the acquisition date. The Statement also requires an acquirer to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. We adopted the Statement on January 1, 2009, and will apply it to acquisitions completed after that date, none of which have occurred.
     SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 was issued in December 2007. The Statement amends prior standards to establish accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as “minority interest”) and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The Statement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the Parent and noncontrolling interest. Additionally, SFAS No. 160 establishes a single method for accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted the Statement on January 1, 2009, without impact.

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
     The FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”) in March 2008. Under SFAS No. 161, companies are required to disclose the fair value of all derivative and hedging instruments and their gains or losses in tabular format and information about credit risk-related features in derivative agreements, counterparty credit risk, and its strategies and objectives for using derivative instruments. We adopted SFAS No. 161 beginning January 1, 2009, without impact based upon the absence of derivative instruments.
     The Emerging Issues Task Force issued EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships,” (“EITF 07-4”), in 2008. EITF 07-4 addresses how master limited partnerships should calculate earnings per unit using the two-class method described in SFAS No. 128, “Earnings per Share” and how current period earnings of a master limited partnership should be allocated among the general partner, limited partners, and other participating securities. We adopted EITF 07-4 on January 1, 2009, with prior periods retroactively presented. The implementation of EITF 07-4 was not material.
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by existing GAAP. In addition, FSP APB 14-1 indicates that issuers of such instruments should separately account for the liability and equity components in a manner reflecting the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods after issuance. We adopted FSP APB 14-1 on January 1, 2009, without impact on KGS in current or prior periods.
     The FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”) in June 2008. Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of FSP EITF 03-6-1 on January 1, 2009 had no impact.
     The FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”) in May 2009 and the Statement became effective for us and we adopted it for the quarter ended June 30, 2009. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the existing guidance for subsequent events that was established by the AICPA.
Pronouncements Not Yet Implemented
     The FASB issued SFAS No. 168, ‘The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”) in July 2009. The codification provides a single source of authoritative GAAP in the United States, except for accounting rules promulgated by the SEC. It retains existing GAAP and will have no effect on our financial statements upon adoption, which will occur on September 30, 2009.
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     The KGS Partnership Agreement requires that within 45 days after the end of each quarter, KGS distribute all of its “available cash” (as defined in the KGS Partnership Agreement) to unitholders of record on the applicable record date selected by the general partner.

     The following table presents cash distributions for 2009 and 2008:

	Attributable to the	Per Unit	Total Cash
Payment Date	Quarter Ended	Distribution(1)	Distribution
			(In millions)
Pending Distributions
August 14, 2009 (2)	June 30, 2009	$0.370	$9.1

Completed Distributions
May 15, 2009 (2)	March 31, 2009	$0.370	$9.1
February 13, 2009 (2)	December 31, 2008	$0.370	$9.1
November 14, 2008 (3)	September 30, 2008	$0.350	$8.5
August 14, 2008 (3)	June 30, 2008	$0.350	$8.5
May 15, 2008	March 31, 2008	$0.315	$7.6

(1)	Represents common and subordinated unitholders

(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner

(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $20,000 to the general partner
4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Gathering and transportation systems	$203,113	$179,594
Processing plants	280,791	157,353
Construction in progress — plant	—	106,563
Construction in progress — pipeline	12,354	27,994
Rights-of-way and easements	44,074	39,473
Land	1,321	1,239
Buildings and other	2,372	1,836

	544,025	514,052
Accumulated depreciation	(36,563)	(25,932)

Net property, plant and equipment	$507,462	$488,120

5. RELATED-PARTY TRANSACTIONS
     KGS routinely conducts business with Quicksilver and its affiliates. For a more complete description of our agreements with Quicksilver, see Note 2 and Note 11 to the consolidated financial statements in our 2008 Annual Report on Form 10-K.
     During the quarter and six months ended June 30, 2009, Quicksilver accounted for more than 90% of our total revenue. All cash disbursements for our operations and maintenance expenses and general and administration expenses for the quarter and six months ended June 30, 2009 were paid to Quicksilver, which processes such amounts on our behalf.
     In June 2009, KGS entered into an agreement with Quicksilver in which KGS waived its right to purchase midstream assets located in and around the Alliance Airport area in Tarrant County, Texas (the “Alliance Midstream Assets”). The agreement permitted Quicksilver to own and operate the Alliance Midstream Assets and granted KGS an option at fair market value and a right of first refusal to purchase the Alliance Midstream Assets and additional midstream assets located in Denton County, Texas. As of June 30, 2009, assets subject to this agreement have a recognized cost of approximately $53 million.

6. LONG-TERM DEBT
     Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$195,900	$174,900
Subordinated Note to Quicksilver	54,742	53,646

	250,642	228,546
Current maturities of debt	(1,925)	(1,375)

Long-term debt	$248,717	$227,171

     At June 30, 2009, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million with lender approval. Based on our results through June 30, 2009, our total borrowing capacity is $235 million. The weighted-average interest rate as of June 30, 2009 was 1.82%.
     Note 6, Long-Term Debt, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of our indebtedness.
7. ASSET RETIREMENT OBLIGATIONS
     As of June 30, 2009, no assets are legally restricted for use in settling asset retirement obligations. Activity for asset retirement obligations follows:

Six Months Ended
June 30, 2009
(In thousands)
Beginning asset retirement obligations	$5,234
Additional liability incurred	3,486
Accretion expense	178

Ending asset retirement obligations	$8,898

8. COMMITMENTS AND CONTINGENT LIABILITIES
     In February 2009, McGuffy Energy Services, L.P. (“McGuffy”) filed a lawsuit against us and subsequently added Quicksilver as a party. McGuffy alleges, among other things, claims for breach of contract, fraud and negligent misrepresentation arising from a written agreement by which McGuffy was retained to provide certain engineering and construction services for KGS’ Corvette Plant. McGuffy further seeks to foreclose on a $3.2 million lien that it filed on the Corvette Plant. KGS disputes the amounts claimed by McGuffy and asserts a number of defenses to McGuffy’s claims, including that payments to McGuffy must be withheld as demanded by McGuffy’s unpaid subcontractors. In March 2009, we filed a lawsuit against McGuffy seeking damages and declaratory relief for the disputes between KGS and McGuffy. The McGuffy subcontractors that made demands on KGS were also named as parties. Several of the subcontractor defendants have filed counterclaims against us seeking to foreclose on their purported liens. Through June 30, 2009 we have recognized $2.9 million of the disputed amounts as a part of the Corvette Plant construction costs. We intend to vigorously defend this matter and do not expect its outcome to have a material adverse effect on our financial condition or results of operation.
9. INCOME TAXES
     No provision for federal income taxes related to KGS’ results of operations is included in the accompanying unaudited condensed consolidated interim financial statements as such income is taxable directly to our unitholders.
     Note 9, Income Taxes, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains more information about our income taxes.

10. EQUITY PLAN
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Unvested phantom units — January 1, 2009	60,319	$21.63	139,918	$25.15
Vested	(1,150)	13.76	(49,789)	25.25
Issued	920	13.40	405,428	10.06
Cancelled	(5,973)	21.36	(8,284)	17.03

Unvested phantom units — June 30, 2009	54,116	$21.68	487,273	$12.72

     At January 1, 2009, KGS had total unvested compensation expense of $2.3 million related to phantom units. KGS recognized compensation expense of approximately $1.3 million during the six months ended June 30, 2009, including $0.2 million related to Quicksilver equity grants issued to employees seconded to KGS . Grants of phantom units during the six months ended June 30, 2009 had an estimated grant date fair value of $4.1 million. KGS has unearned compensation expense of $3.5 million at June 30, 2009 that will be recognized in expense through June 2011. Phantom units that vested during the six months ended June 30, 2009 had a fair value of $1.3 million on their vesting date.
     On January 2, 2009, KGS awarded annual equity grants totaling 405,428 phantom units to the non-management directors, executive officers of KGS’ general partner and employees seconded to KGS. Each phantom unit will settle in KGS units and had a grant date fair value of $10.06, which will be recognized over the vesting period of three years. At June 30, 2009, 212,901 units were available for issuance under the 2007 Equity Plan.
     Note 10, Equity Plan, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of KGS’ Equity Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a growth-oriented Delaware limited partnership engaged in gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in Texas. We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our general partner, and to other natural gas producers in this area. During both the quarter and six months ended June 30, 2009, more than 90% of our total gathering volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather and process natural gas pursuant to contracts under which we receive fees. We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure. However, a sustained decline in natural gas prices could result in reduced production volumes by our customers and a resulting decrease in our revenue. Our contracts provide relatively stable cash flows, but little upside in higher commodity price environments.
Operational Measurement
     Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important factors affecting our profitability and unitholder value and we review them regularly to identify trends in our operations. These performance measures are outlined below:
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
     Adjusted Gross Margin — Adjusted gross margin information is presented as a supplemental disclosure because it is a key measure used by management to evaluate the relationship between our gathering and processing revenue and our cost of operating our facilities, including our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for expenses such as interest and income tax which are necessary to maintain our business. In measuring our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner. A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations” below.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     The following discussion compares the results of operations for the three months ended June 30, 2009 to the three months ended June 30, 2008, which we refer to as the 2009 quarter and the 2008 quarter, respectively.

	Three Months Ended June 30,
	2009	2008
	(In thousands, except volume data)
Total revenues	$23,981	$18,205
Operations and maintenance expense	6,003	5,312
General and administrative expense	1,738	1,422

Adjusted gross margin	16,240	11,471
Other income	1	1

EBITDA	16,241	11,472
Depreciation and accretion expense	5,768	3,407
Interest expense	2,813	2,421
Income tax provision	248	38

Net income	$7,412	$5,606

Volume Data:
Volumes gathered (MMcf)	20,263	17,127
Volumes processed (MMcf)	14,108	14,593
The following table summarizes our volumes:

	Gathering		Processing
	2009	2008	2009	2008
	(MMcf)
Cowtown System	14,425	14,764	14,108	14,593
Lake Arlington Dry System	4,657	1,700	—	—
Hill County Dry System	1,181	663	—	—

Total	20,263	17,127	14,108	14,593

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the three months ended June 30, 2008	$8,832	$9,148	$225	$18,205
Volume changes	1,617	(304)	—	1,313
Price changes	4,312	151	—	4,463

Revenue for the three months ended June 30, 2009	$14,761	$8,995	$225	$23,981

     Total Revenue and Volumes — Approximately $3.5 million of the increase in revenue is related to additional compression fees as a result of lower pressures on the Cowtown System and the Hill County Dry System where additional compression assets were placed into service during the current year. Additionally, $1.6 million of the increase in revenue was due to the increases in volumes that we gathered in the Fort Worth Basin. This increase was partially offset by lower processed volumes on the Cowtown System. The increase in gathered volumes is due to increased well connections related to the continued development of the Fort Worth Basin, particularly in the Lake Arlington area. For all of 2009, we expect daily volumes to remain relatively flat or slightly higher than we had in the 2009 quarter.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems. However, the increases in our 2009 quarter operations and maintenance expenses have been less significant than the increases in our throughput volumes and revenue. We expect operations and maintenance expenses to be relatively flat with the 2009 quarter for the remainder of 2009.
     General and Administrative Expense — The increase in general and administrative expense results from our expanded operations and the increase in the allocable portion of Quicksilver’s overhead costs, primarily related to safety and purchasing. General and administrative expense includes $0.4 million and $0.3 million of equity-based compensation for each of the quarters ended June 30, 2009 and 2008, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenue described above. As a percentage of revenue, adjusted gross margin and EBITDA increased from 63% in the 2008 quarter to approximately 68% in the 2009 quarter, primarily due to the increase in revenue, which was partially offset by an increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service since June 30, 2008 expanding our gathering network and increasing our processing capability. The Corvette Plant being placed into service during the first quarter of 2009 contributed approximately $1.0 million to the increase in depreciation and accretion expense for the 2009 quarter.
     Interest Expense — Interest expense increased primarily due to greater amounts outstanding under the revolving credit agreement, partially offset by lower effective interest rates.
The following table summarizes the details of interest expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Interest cost:
Revolving credit facility	$1,119	$527
Repurchase obligation	1,192	1,494
Subordinated note to Quicksilver	502	692

Total cost	2,813	2,713
Less interest capitalized	—	(292)

Interest expense	$2,813	$2,421

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
     The following discussion compares the results of operations for the six months ended June 30, 2009 to the six months ended June 30, 2008, which we refer to as the 2009 period and the 2008 period, respectively:

	Six Months Ended June 30,
	2009	2008
	(In thousands, except volume data)
Total revenues	$48,695	$33,390
Operations and maintenance expense	11,414	10,262
General and administrative expense	3,730	3,239

Adjusted gross margin	33,551	19,889
Other income	1	6

EBITDA	33,552	19,895
Depreciation and accretion expense	10,809	6,563
Interest expense	5,686	4,839
Income tax provision	211	3

Net income	$16,846	$8,490

Volume Data:
Volumes gathered (MMcf)	44,049	31,678
Volumes processed (MMcf)	28,760	26,749
The following table summarizes our volumes:

	Gathering		Processing
	2009	2008	2009	2008
	(MMcf)
Cowtown System	29,532	27,329	28,760	26,749
Lake Arlington Dry System	10,935	3,024	—	—
Hill County Dry System	3,582	1,325	—	—

Total	44,049	31,678	28,760	26,749

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the six months ended June 30, 2008	$16,129	$16,811	$450	$33,390
Volume changes	6,299	1,264	—	7,563
Price changes	7,382	360	—	7,742

Revenue for the six months ended June 30, 2009	$29,810	$18,435	$450	$48,695

     Total Revenue and Volumes — Approximately $7.6 million of the increase in revenue was due to the increases in volumes that we gathered and processed in the Fort Worth Basin. The increase in gathered volumes is due to increased well connections related to the continued development of the Fort Worth Basin, particularly in the Lake Arlington area. Additionally $6.2 million of the increase in revenue is related to additional compression fees as a result of lower field pressures on the Cowtown System and the Hill County Dry System where additional compression assets were placed into service during 2009. For all of 2009, we expect daily volumes to remain relatively flat or slightly lower than we had in the 2009 period.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems. However, the increases in our operations and maintenance expenses have been less significant than the increases in our throughput volumes and revenue. We expect operations and maintenance expenses to be relatively flat for the remainder of 2009.
     General and Administrative Expense — The increase in general and administrative expense was primarily the result of our expanded operations and the increase in the allocable portion of Quicksilver’s overhead costs, primarily related to safety and purchasing. General and administrative expense includes $0.9 million and $0.7 million of equity-based compensation for the six months ended June 30, 2009 and 2008, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenue described above. As a percentage of revenue, adjusted gross margin and EBITDA increased from 60% in the 2008 period to approximately 69% in the 2009 period, primarily due to the increase in revenue, which was partially offset by an increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service since June 30, 2008 in expanding our gathering network and increasing our processing capability. The Corvette Plant being placed into service during the first quarter of 2009 contributed approximately $1.6 million to the increase in depreciation and accretion expense for the 2009 period.
     Interest Expense — Interest expense increased primarily due to greater amounts outstanding under the revolving credit agreement, partially offset by lower effective interest rates.
The following table summarizes the details of interest expense for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Interest cost:
Revolving credit facility	$2,325	$844
Repurchase obligation	2,575	2,927
Subordinated note to Quicksilver	1,096	1,489

Total cost	5,996	5,260
Less interest capitalized	(310)	(421)

Interest expense	$5,686	$4,839

Liquidity and Capital Resources
     The volumes of natural gas gathered and processed through our systems are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, the availability and cost of capital, the level of successful drilling activity and other factors beyond their control. Although Quicksilver has mitigated its near-term exposure to low prices through the use of derivative financial instruments covering portions of its expected 2009 and 2010 production, we cannot predict whether or when natural gas prices will increase or decrease. In addition, there continues to be uneasiness in the credit and financial markets. In response, Quicksilver and other customers have announced year-over-year reductions in their planned levels of capital expenditures and drilling activity for 2009. Quicksilver has continued to optimize its drilling program throughout the year which has resulted in reduced capital expenditures in the southern part of the Fort Worth Basin impacting gathering and processing volumes in the Cowtown System. If these conditions were to persist or worsen over a prolonged period of time, we could experience significant reductions in volumes through our systems and therefore reductions of revenue and cash flows. Our sources of liquidity include:
•	cash generated from operations;

•	borrowings under our revolving credit agreement; and

•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our expected $0.37 per unit quarterly cash distributions during 2009 and satisfy our short-term working capital and capital expenditure requirements.
Cash Flows

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$33,287	$24,080
Net cash used in investing activities	(35,780)	(59,434)
Net cash provided by financing activities	2,772	34,836
     Our cash flows are significantly influenced by Quicksilver’s production in the Fort Worth Basin. As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.
     Cash Flows Provided by Operating Activities — The increase in cash flows provided by operating activities resulted primarily from increased revenue and higher profitability associated with the natural gas gathered and processed through our systems, partially offset by the timing of cash due to or due from Quicksilver.
     Cash Flows Used in Investing Activities — The decrease in cash flows used in investing activities resulted from the lower capital expenditures used to expand our gathering system and processing capabilities. For the six months ended June 30, 2009, we spent $12.5 million on gathering assets and $23.3 million on processing facilities, which included $22.1 million related to the Corvette Plant. The cash flows used in investing activities during the first six months of 2009 include the payment of $16.9 million that was incurred and accrued at December 31, 2008.
     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in the first six months of 2009 consisted primarily of the net proceeds from borrowings under our credit agreement of $21.0 million used to expand our gathering system and processing facilities, partially offset by distributions of $18.2 million to our unitholders.
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
Capital Expenditures
     The midstream energy business is capital intensive, requiring significant investment for the acquisition or development of new facilities, particularly in emerging production areas such as the Fort Worth Basin. We categorize our capital expenditures as either:
•	expansion capital expenditures, which are made to construct additional assets, expand and upgrade existing systems, or acquire additional assets; or

•	maintenance capital expenditures, which are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and extend their useful lives, or to maintain existing system volumes and related cash flows.
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
     During the six months ended June 30, 2009, we increased gross property, plant and equipment by $30.0 million, including expansion capital expenditures of approximately $13.9 million, $5.0 million in maintenance capital expenditures, $3.5 million in asset retirement cost and $7.6 million in capital expenditures related to assets subject to repurchase obligations. We expect remaining capital expenditures for 2009 to be approximately $19.0 million, excluding any expenditures to reacquire or develop assets subject to repurchase obligations.
     Additionally, Quicksilver has the right to complete construction of the Hill County Dry System, which we are obligated to purchase from Quicksilver at fair market value. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $65.0 million, including accrued interest. We have two years to repurchase the Hill County Dry System from the date we receive notice from Quicksilver that the system is complete and has commenced commercial service. Quicksilver expects to incur capital expenditures of approximately $4 million for the Hill County Dry System during the remainder of 2009.
     We have the option to purchase certain laterals connected to the Cowtown Pipeline from Quicksilver at their original construction cost. Quicksilver provided us notice during April 2009 that assets with an original construction cost of $62.5 million were available for purchase. These assets are included in the repurchase obligation to Quicksilver with an aggregate amount of $68.4 million, including accrued interest. We have two years from the date of notice to exercise our repurchase option on these assets. We have not determined which assets we will exercise our repurchase option for or the exact timing for completing the repurchase.
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
Debt
     Credit Agreement — At June 30, 2009, the lenders’ commitments under our credit agreement were $235 million and may be further increased to as much as $350 million with lender approval. Based on our results through June 30, 2009, our total borrowing capacity is $235 million and our borrowings were $195.9 million. The weighted average interest rate as of June 30, 2009 was 1.82%.
     At June 30, 2009, our revolving credit agreement required us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in our credit agreement) to our net interest expense of not less than 2.5 to 1.0; and a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 4.5 to 1.0. Furthermore, this credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	pay distributions; and

•	engage in transactions with affiliates.
     Our repurchase obligations to Quicksilver, our obligations to Quicksilver under the subordinated note described below, and the capitalized or non-cash interest thereon, are excluded for purposes of determining our covenant compliance.

     Subordinated Note — The principal payment for the quarter ended June 30, 2009 was not permitted by the debt ratio requirements of the subordinated note. Interest expense of $1.1 million recognized during the six months ended June 30, 2009 was added to the outstanding principal amount. The interest rate at June 30, 2009 was 3.42%.
     Note 6, Long-Term Debt, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of our indebtedness.
     Repurchase Obligations to Quicksilver — The information regarding repurchase obligations to Quicksilver is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Contractual Obligations and Commercial Commitments
     There have been no significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2008 Annual Report on Form 10-K.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this quarterly report. Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report on Form 10-K. These critical estimates, for which no significant changes have occurred in the six months ended June 30, 2009, include estimates and assumptions pertaining to:
•	Depreciation expense and capitalization limits for property, plant and equipment;

•	Repurchase obligations to Quicksilver;

•	Asset retirement obligations; and

•	Equity-based compensation.
     The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.

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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The information regarding Legal Proceedings which were filed on February 19, 2009 in the 335th Judicial District Court of Hood County, Texas and on March 3, 2009 in the 67th Judicial District Court of Tarrant County, Texas is included in Note 8 to our condensed consolidated interim financial statements included in Item 1 of Part I of this quarterly report. On May 19, 2009, the claims of all parties pertaining to the Corvette Plant were severed from the Tarrant County suit and transferred to the 335th Judicial District Court of Hood County, Texas.
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
We are dependent on a single natural gas producer, Quicksilver, for a majority of our volumes. The loss of this customer would result in a material decline in our volumes, revenue and cash available for distribution.
     We rely on Quicksilver for the majority of our natural gas throughput. During 2009, Quicksilver has accounted for more than 90% of our natural gas throughput. Accordingly, we are indirectly subject, to a significant degree, to the various risks to which Quicksilver is subject.
     We may be unable to negotiate on favorable terms, if at all, any extension or replacement of our contract with Quicksilver to gather and process Quicksilver’s production from the Quicksilver Counties after the initial 10-year term of the contract. Furthermore, during the term of the contract and thereafter, even if we are able to renew this contract, Quicksilver may have decreased production volumes in the Quicksilver Counties. The loss of a significant portion of the natural gas volumes supplied by Quicksilver would result in a material decline in our revenue and cash available for distribution.
     Quicksilver has no contractual obligation to develop its properties in the Quicksilver Counties and may determine in the future that drilling activity in other areas is strategically more attractive than in the Quicksilver Counties. A shift in Quicksilver’s focus away from the Quicksilver Counties could result in reduced volumes gathered and processed by us and a material decline in our revenue and cash available for distribution.
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
     Because all reserve estimates can be subjective, the number of wells that can be economically drilled, the quantities of oil and gas that are ultimately recovered and the timing of the recovery of oil and gas reserves may differ materially from those assumed in estimating reserves. Furthermore, different reserve engineers may interpret different results from the same available data. Actual production could vary materially from estimates of reserves, which could result in material reductions in the volumes we gather and process and consequently could adversely affect our revenue and cash available for distribution.
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
     We have no control over the level of drilling activity in our area of operations, the amount of reserves associated with the wells drilled or the rate at which production from a well will decline. In addition, we have no control over producers’ drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, availability of drilling rigs and other production and development services and the availability and cost of capital. Fluctuations in energy prices can greatly affect investments to develop new natural gas reserves. Recently announced decreases in drilling and capital investments in the Fort Worth Basin will decrease expected 2009 production activity. Drilling activity generally decreases as natural gas prices decrease. Declines in natural gas prices have caused a negative impact on exploration, development and production activity. Reductions in exploration or production activity in our area of operations could lead to reduced utilization of our system. Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, Quicksilver is not contractually obligated to develop the reserves it has dedicated to us in the Quicksilver Counties. If reductions in drilling activity or competition result in our inability to obtain new sources of supply to replace the natural decline of volumes from existing wells, throughput on our system would decline, which could reduce our revenue and cash available for distribution.
Our construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition.
     One of the ways we intend to grow our business is through the construction of new midstream assets. Additions or modifications to our asset base involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase as anticipated for a particular project. For instance, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. We do not have access to estimates of potential non-Quicksilver reserves in an area prior to constructing or acquiring facilities in such area. To the extent we rely on estimates of future production by parties other than Quicksilver in our decision to expand our systems, such estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, expansion of our asset base generally requires us to obtain new rights-of-way. We may be unable to obtain such rights-of-way or it may become more expensive for us to obtain or renew rights-of-way. If the cost of rights-of-way increases, our cash flows could be adversely affected.
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
     Any acquisition involves potential risks, including, among other things:
•	mistaken assumptions about volumes, revenue and costs, including synergies;

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business matters;

•	unforeseen difficulties operating in new product areas, with new customers, or new geographic areas; and

•	customer or key employee losses at the acquired businesses.
We depend on our midstream assets to generate our revenue, and if the utilization of these assets were reduced significantly, there could be a material adverse effect on our revenue, earnings, and ability to make distributions to our unitholders.
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
     In the event that we are unable to provide either gathering or processing services, Quicksilver may use others to gather or process its production as it so determines. In the event that we are unable to provide either gathering or processing services for 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass our gathering or processing facilities and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right to terminate our gathering and processing agreement as it relates to the affected gas. In light of our asset concentration, if such a termination were to occur, it could cause our revenue, earnings and cash distributions to our unitholders, to decrease significantly.
Pipelines and facilities interconnected to our natural gas and NGL pipelines and facilities could become unavailable to transport natural gas and NGLs, and our revenue and cash available for distribution could be adversely affected.
     We depend upon pipelines and other facilities owned by others to provide delivery options from our pipelines and facilities for our customers’ benefit. Since we do not own or operate these assets, their continuing operation is not within our control. If any of these pipelines and other facilities become unavailable to transport natural gas and NGLs, our revenue and cash available for distribution could be adversely affected.
A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenue to decline and operating expenses to increase.
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
     Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. We may incur substantial costs to conduct our operations in compliance with these laws and regulations. Moreover, new or stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance or remediation costs. For example, uncertainty exists with respect to the regulation of hydraulic fracturing. Legislation has been introduced in the United States Congress that would subject hydraulic fracturing to regulation under the Safe Drinking Water Act, and certain states are also evaluating whether additional regulation of hydraulic fracturing is appropriate. To the extent further regulation of hydraulic fracturing affects the volume of natural gas or associated NGLs that we gather and process, such regulation could have an adverse effect on our business. Greenhouse gas regulation is also the subject of significant uncertainty. In addition to various other federal, regional, state and local greenhouse gas legislation and regulations that are currently in effect or under development, the United States Congress is currently considering legislation that would significantly curtail national greenhouse gas emissions. The United States Environmental Protection Agency has also taken steps to declare that certain greenhouse gas emissions are contributing to air pollution which is an endangerment to human health, and may regulate greenhouse gas emissions under the federal Clean Air Act.
     Failure to comply with environmental laws and regulations or the permits issued under them may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting our operations. In addition, strict joint and several liabilities may be imposed under environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that did comply at the time those actions were taken. Private parties may also have the right to pursue legal actions against us to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other impacts of our operations. We may not be able to recover some or any of these costs through insurance or increased revenue, which may materially reduce our earnings and have a material adverse effect on our ability to make cash distributions.
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
     We do not own all of the land on which our pipelines and facilities have been constructed, which subjects us to the possibility of more onerous terms or increased costs to maintain valid rights-of-way. We obtain standard easement rights to construct and operate our pipelines on land owned by third parties. Our rights generally revert back to the landowner after we stop using the easement for its specified purpose. Therefore, these easements exist for varying periods of time. Our loss of easement rights could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our revenue, earnings and ability to make cash distributions.

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
     We are not fully insured against all risks inherent to our business. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental incidents that might occur which may include certain types of toxic tort claims. Any significant accident or event that is not fully insured could adversely affect our earnings and cash distributions. In addition, we may not be able to economically obtain or maintain insurance of the type and amount we desire. As a result of market conditions, premiums and deductibles for certain of our insurance policies could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Any type of catastrophic event could have a material adverse effect on our ability to distribute cash to our unitholders.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Option, Right of First Refusal, and Waiver in Amendment to Omnibus Agreement and Gas Gathering and Processing Agreement, dated as of June 9, 2009, among Quicksilver Resources Inc., Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 11, 2009 and included herein by reference).
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2009

QUICKSILVER GAS SERVICES LP
By:	QUICKSILVER GAS SERVICES GP LLC, its General Partner

By:	/s/ Thomas F. Darden
Thomas F. Darden
President and Chief Executive Officer

By:	/s/ Philip Cook
Philip Cook
Senior Vice President — Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Option, Right of First Refusal, and Waiver in Amendment to Omnibus Agreement and Gas Gathering and Processing Agreement, dated as of June 9, 2009, among Quicksilver Resources Inc., Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 11, 2009 and included herein by reference).
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith