Form 10-Q
period 2009-09-30
Quicksilver Gas Services LP
filed 2009-11-09
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date:

Title of Class	Outstanding as of October 26, 2009

Common Units	12,313,451

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended September 30, 2009

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
Other commonly used terms and abbreviations include:
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“FASC” means the FASB Accounting Standards Codification, which is the single source of authoritative GAAP not promulgated by the SEC
“GAAP” means Generally Accepted Accounting Principles in the United States
“Gas Gathering and Processing Agreement” means the Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
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
“Omnibus Agreement” means the Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc., as amended
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means, Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in Texas where Quicksilver conducts the majority of its U.S. operations
“SEC” means the United States Securities and Exchange Commission

Forward-Looking Information
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.   Forward-looking statements reflect our current expectations or forecasts of future events.   Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.   Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties.   Consequently, no forward-looking statements can be guaranteed.   Actual results may vary materially.   You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.   Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays in Quicksilver and third parties achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	fluctuations in the value of certain of our assets and liabilities;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted amounts;

•	the effects of existing and future laws and governmental regulations;

•	the effects of existing or future litigation; and

•	certain factors discussed elsewhere in this quarterly report.
     The list of factors is not exhaustive, and new factors may emerge or changes to these factors may occur that would impact our business.   Additional information regarding these and other factors may be contained in our filings with the SEC, especially on Forms 10-K, 10-Q and 8-K.   All such risk factors are difficult to predict and are subject to material uncertainties that may affect actual results and may be beyond our control.   The forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.
All forward-looking statements are expressly qualified in their entirety by the foregoing cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Gathering and transportation revenue - Quicksilver	$14,542	$8,674	$42,708	$22,350
Gathering and transportation revenue	615	1,553	2,259	4,006
Gas processing revenue - Quicksilver	8,155	7,345	25,541	21,866
Gas processing revenue	295	1,507	1,344	3,797
Other revenue - Quicksilver	691	225	1,141	675

Total revenue	24,298	19,304	72,993	52,694

Expenses
Operations and maintenance	5,694	4,772	17,108	15,034
General and administrative	1,733	1,473	5,463	4,712
Depreciation and accretion	5,745	3,866	16,554	10,429

Total expenses	13,172	10,111	39,125	30,175

Operating income	11,126	9,193	33,868	22,519

Other income	-	4	1	10
Interest expense	2,238	2,703	7,924	7,542

Income before income taxes	8,888	6,494	25,945	14,987

Income tax provision	235	106	446	109

Net income	$8,653	$6,388	$25,499	$14,878

General partner interest in net income	$382	$137	$886	$314
Common and subordinated unitholders’ interest in net income	8,271	6,251	24,613	14,564

Earnings per common and subordinated unit:
Basic	$0.35	$0.26	$1.03	$0.61
Diluted	0.31	0.26	0.92	0.61

Weighted average number of common and subordinated units outstanding:
Basic	23,827	23,783	23,827	23,783
Diluted	27,981	26,829	28,319	23,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data - Unaudited

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$548	$303
Accounts receivable	528	2,082
Accounts receivable from Quicksilver	5,066	-
Prepaid expenses and other current assets	348	594

Total current assets	6,490	2,979

Property, plant and equipment, net	455,661	488,120
Other assets	1,635	1,916

	$463,786	$493,015

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$2,200	$1,375
Accounts payable to Quicksilver	-	10,502
Accrued additions to property, plant and equipment	3,335	17,433
Accounts payable and other	4,706	1,930

Total current liabilities	10,241	31,240

Long-term debt	206,900	174,900
Note payable to Quicksilver	52,966	52,271
Repurchase obligations to Quicksilver	67,236	123,298
Asset retirement obligations	8,639	5,234
Deferred income tax liability	815	369
Commitments and contingent liabilities (Note 8)

Partners’ capital
Common unitholders (12,313,451 and 12,269,714 units issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	114,256	108,036
Subordinated unitholders (11,513,625 units issued and outstanding at September 30, 2009 and December 31, 2008)	2,351	(2,328)
General partner	382	(5)

Total partners’ capital	116,989	105,703

	$463,786	$493,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$25,499	$14,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,259	10,297
Accretion of asset retirement obligation	295	132
Deferred income taxes	446	52
Equity-based compensation	1,289	758
Non-cash interest expense	4,535	7,196
Changes in assets and liabilities:
Accounts receivable	1,554	(1,001)
Prepaid expenses and other assets	234	(171)
Accounts receivable and payable with Quicksilver	(2,248)	3,435
Accounts payable and other	3,405	789

Net cash provided by operating activities	51,268	36,365

Investing activities:
Capital expenditures	(50,067)	(112,200)
Assets purchased pursuant to repurchase obligations	(5,645)	-

Net cash used in investing activities	(55,712)	(112,200)

Financing activities:
Proceeds from revolving credit facility borrowings	46,500	99,300
Repayments of credit facility	(14,500)	-
Repayment of subordinated note payable to Quicksilver	-	(825)
Distributions to unitholders	(27,248)	(23,423)
Other	(63)	-

Net cash provided by financing activities	4,689	75,052

Net cash increase (decrease)	245	(783)

Cash at beginning of period	303	1,125

Cash at end of period	$548	$342

Cash paid for interest	$3,700	$1,465
Cash paid for income taxes	-	332
Non-cash transactions:
Working capital related to capital expenditures	4,502	27,314
Disposition (acquisition) of property, plant and equipment under repurchase obligation, net	47,577	(64,950)
Equity contribution related to assets not purchased pursuant to repurchase obligations	11,809	-
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands – Unaudited

	Partners’ Capital
	Limited Partners
			General
	Common	Subordinated	Partner	Total

Balance at December 31, 2008	$108,036	$(2,328)	$(5)	$105,703
Equity-based compensation expense recognized	1,289	-	-	1,289
Distributions paid to partners	(13,668)	(12,780)	(800)	(27,248)
Net income	12,720	11,893	886	25,499
Contribution by Quicksilver	5,942	5,566	301	11,809
Other	(63)	-	-	(63)

Balance at September 30, 2009	$114,256	$2,351	$382	$116,989

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
     As of September 30, 2009 the ownership of KGS is as follows:

Ownership
Percentage
Common unitholders:
Public	27.2%
Quicksilver	23.5%
Subordinated unitholders:
Quicksilver	47.4%

Total limited partner interest	98.1%

General Partner interest:
Quicksilver	1.9%

Total	100.0%

     Neither KGS nor the general partner has any employees.   Employees of Quicksilver have been seconded to our general partner pursuant to a services and secondment agreement.   The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate or directly support our gathering and processing assets.
     Description of Business — We are engaged in gathering and processing natural gas and NGLs produced from the Barnett Shale formation in the Fort Worth Basin located in Texas.   We provide services under contracts, whereby we receive fees for performing gathering and processing services.   We do not take title to the natural gas or associated NGLs that we gather and process and therefore avoid direct commodity price exposure.
     KGS owns or operates the following assets:
•	The Cowtown System, located in the southern portion of the Fort Worth Basin, which includes:
-	the Cowtown Pipeline, consisting of a 245 mile pipeline gathering system and gas compression facilities. This system gathers natural gas produced by KGS’ customers and delivers it for processing;

-	the Cowtown Plant, consisting of a 125 MMcfd natural gas processing unit and a 75 MMcfd natural gas processing unit that extract NGLs from the natural gas stream and deliver customers’ residue gas to unaffiliated pipelines for transport downstream; and

-	the Corvette Plant, placed into service during the first quarter of 2009, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers customers’ residue gas to unaffiliated pipelines for transport downstream.
•	The Lake Arlington Dry System, located in Tarrant County, Texas, purchased from Quicksilver in the fourth quarter of 2008, which consists of a 7 mile pipeline gathering system and a gas compression facility. This system gathers natural gas produced by KGS’ customers and delivers it to unaffiliated pipelines for transport downstream.
     As more fully described in Note 2, KGS’ financial statements also include the results of operations of the Hill County Dry System, located in the southern portion of the Fort Worth Basin.   This system consists of a 78 mile pipeline gathering system and a gas compression facility that deliver customers’ gas to unaffiliated pipelines for transport downstream.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying condensed consolidated interim financial statements and related notes present our financial position, results of operations, cash flows and changes in partners’ capital.   These unaudited condensed consolidated interim financial statements have been prepared in accordance with GAAP.   These financial statements should be read in conjunction with the audited financial statements included in our 2008 Annual Report on Form 10-K.   In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature.   Certain disclosures normally included in financial statements have been condensed or omitted.   The results of operations for an interim period are not necessarily indicative of annual results.
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
     These assets’ conveyance to Quicksilver was not treated as a sale for accounting purposes because KGS operates them and intended to repurchase them.   Accordingly, the original cost and subsequently incurred costs were recognized in both KGS’ property, plant and equipment and our repurchase obligations to Quicksilver.   KGS’ results of operations include the revenue and expenses for these operations.   For the nine months ended September 30, 2009, KGS recognized $3.4 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 3.71%.
     As of September 30, 2009, only the Hill County Dry System (HCDS), which KGS is obligated to purchase from Quicksilver at its fair market value, is the subject of a repurchase obligation.   The HCDS comprises the repurchase obligation to Quicksilver with an aggregate amount of $67.2 million, including accrued interest.   KGS has two years from the date it receives notice from Quicksilver that the system is complete and has commenced commercial service to repurchase the HCDS.   Quicksilver expects capital expenditures of approximately $1 million for the remainder of 2009 for expansion of the HCDS.
     During the quarter ended September 30, 2009, KGS’ independent directors voted to acquire certain of the Cowtown Pipeline assets subject to the repurchase obligation that had an original cost of approximately $5.6 million.   KGS paid $5.6 million for these assets in September 2009.   Furthermore, the independent directors elected not to acquire certain Cowtown Pipeline assets that had been included in the repurchase obligation.   In doing so, KGS derecognized assets with a carrying value of $56.8 million and also derecognized liabilities associated with the repurchase of $68.6 million.   The difference of $11.8 million between the assets’ carrying values and their repurchase obligation is reflected as an increase in equity.   KGS entered into an agreement with Quicksilver to permit KGS to transport third party gas across the laterals retained by Quicksilver for a fee.   Quicksilver provided notice to KGS during April 2009 that the Cowtown Pipeline assets with an original construction cost of $62.5 million were available for purchase.
     The decision not to purchase certain Cowtown Pipeline assets will not have a material effect on KGS’ gathering and processing revenues as the natural gas stream from these laterals continues to flow into the Cowtown Pipeline gathering and processing facilities owned by KGS.
     KGS previously exercised its obligation to purchase the Lake Arlington Dry System during the fourth quarter of 2008 for approximately $42 million.
     Net Income per Limited Partner Unit — KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner.   Basic earnings per unit is computed by dividing net income attributable to unitholders by the weighted-average number of units outstanding during each period.   Diluted earnings per unit is computed using the treasury stock method, which considers the impact to net income and common equivalent units from the potential issuance of common units.

     The following is a reconciliation of the weighted-average common and subordinated units used in the calculations of basic and diluted earnings per unit for the periods presented.   The impact of the convertible subordinated note to Quicksilver is dilutive for the three months ended September 30, 2009 and 2008, based principally upon KGS units’ market price during that time.   The impact of the convertible subordinated note to Quicksilver is dilutive for the nine months ended September 30, 2009, but was anti-dilutive for the nine months ended September 30, 2008, based principally upon KGS units’ market price during that time.   Approximately 2.9 million potentially dilutive securities for the subordinated note to Quicksilver were excluded from the diluted net income per unit calculations for the nine months ended September 30, 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income	$8,271	$6,251	$24,613	$14,564
Impact of interest on subordinated note to Quicksilver	416	659	1,490	-

Income available assuming conversion of convertible debt	$8,687	$6,910	$26,103	$14,564

Weighted-average common and subordinated units - basic	23,827	23,783	23,827	23,783
Effect of restricted phantom units	486	141	486	141
Effect of subordinated note to Quicksilver (1)	3,668	2,905	4,006	-

Weighted-average common and subordinated units - diluted	27,981	26,829	28,319	23,924

Earnings per common and subordinated unit:
Basic	$0.35	$0.26	$1.03	$0.61
Diluted	$0.31	$0.26	$0.92	$0.61

Assumed conversion price (1)	$15.04	$18.25	$13.77	N/A
     (1) Assumes that convertible debt is converted using the average closing price per unit.   Note 6, Long-Term Debt, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of our indebtedness.
     Comprehensive Income — Comprehensive income is equal to net income for all periods presented due to the absence of any other comprehensive income items.
Recently Issued Accounting Standards
     Accounting standard-setting organizations frequently issue new or revised accounting rules.   We regularly review all new pronouncements to determine their impact, if any, on our financial statements.   Below, we present a discussion of only those pronouncements that have an impact on our financial statements.
Pronouncements Impacting KGS That Have Been Implemented
     In June 2009, the FASB issued guidance that identified the FASB Accounting Standards Codification as the single source of authoritative GAAP not promulgated by the SEC.   The FASB also issued various technical corrections in Updates No. 2009-01 through 2009-03 and Update No. 2009-07.   The FASC retains existing GAAP and had no effect on our financial statements upon its adoption by us on September 30, 2009, although all references to GAAP herein have been converted to the codified reference.
     The FASB issued revised guidance for business combinations in December 2007, which retained fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination.   The acquirer is the entity that obtains control in the business combination and the guidance establishes the criteria to determine the acquisition date.   An acquirer is also required to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date.   In addition, acquisition costs are required to be recognized separately from the acquisition.   Additional clarifications were issued on April 1, 2009 that address application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.   We will apply this guidance, found in FASC Topic 805, Business Combinations, to any acquisition we enter into after January 1, 2009, but otherwise adoption had no effect on our financial statements.

     In February 2008, the FASB issued guidance which allowed for a one-year deferral of the effective date of the accounting guidance in FASC Topic 820, Fair Value Measurements and Disclosures, as it applies to non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.   Beginning January 1, 2009, we applied the accounting guidance for all fair value measurements to non-financial assets and liabilities.
     The FASB issued guidance in 2008 to address how master limited partnerships should calculate earnings per unit using the two-class method and how current period earnings of a master limited partnership should be allocated among the general partner, limited partner, and other participating securities.   We adopted the guidance, found in FASC Subtopic 260-10, Earnings Per Share, on January 1, 2009, without material impact and with prior periods retroactively presented.
     The FASB issued guidance in June 2008 regarding unvested share-based payment awards that contain nonforfeitable rights to dividends.   The guidance was effective and adopted by us on January 1, 2009 and had no impact.   Under this guidance, found at FASC Subtopic 260-10, Earnings Per Share, unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and should be included in the computation of basic earnings per share pursuant to the two-class method.
     The FASB issued guidance in May 2009 for disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities.   It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants.   We adopted the guidance found in FASC Subtopic 855-10, Subsequent Events, for the quarter ended September 30, 2009 when the guidance became effective, without impact.   We have carried out our evaluation for subsequent disclosure through November 9, 2009, the date these Financial Statements were issued.
     The FASB issued Update No. 2009-05 in August 2009, which updated FASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities.   We have adopted the guidance found in FASC Topic 820 for the quarter ended September 30, 2009.
Pronouncements Not Yet Implemented
There are currently no pronouncements that have been issued that will impact us that we have not adopted.
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     The KGS Partnership Agreement requires that within 45 days after the end of each quarter, KGS distribute all of its “available cash” (as defined in the KGS Partnership Agreement) to unitholders of record on the applicable record date selected by the General Partner.
     The following table presents cash distributions for 2009 and 2008:

	Attributable to the	Per Unit	Total Cash
Payment Date	Quarter Ended	Distribution (1)	Distribution
			(In millions)
Pending Distributions
November 13, 2009 (2)	September 30, 2009	$0.390	$9.7

Completed Distributions
August 14, 2009 (3)	June 30, 2009	$0.370	$9.1
May 15, 2009 (3)	March 31, 2009	$0.370	$9.1
February 13, 2009 (3	December 31, 2008	$0.370	$9.1
November 14, 2008 (4)	September 30, 2008	$0.350	$8.5
August 14, 2008 (4)	June 30, 2008	$0.350	$8.5
May 15, 2008	March 31, 2008	$0.315	$7.6

(1)	Represents common and subordinated unitholders
(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $219,000 to the General Partner
(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the General Partner
(4)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $20,000 to the General Partner

4. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Gathering and transportation systems	$159,982	$179,594
Processing plants	286,467	157,353
Construction in progress - plant	-	106,563
Construction in progress - pipeline	6,269	27,994
Rights-of-way and easements	35,542	39,473
Land	1,321	1,239
Buildings and other	2,654	1,836

	492,235	514,052
Accumulated depreciation	(36,574)	(25,932)

Net property, plant and equipment	$455,661	$488,120

5. RELATED-PARTY TRANSACTIONS
     KGS routinely conducts business with Quicksilver and its affiliates.   For a more complete description of our agreements with Quicksilver, see Note 2 and Note 11 to the consolidated financial statements in our 2008 Annual Report on Form 10-K.
     During the quarter and nine months ended September 30, 2009, Quicksilver accounted for more than 90% of our total revenue.   All cash disbursements for our operations and maintenance expenses and general and administration expenses for the quarter and nine months ended September 30, 2009 were paid to Quicksilver, which processes such amounts on our behalf.
     In June 2009, KGS entered into an agreement with Quicksilver in which KGS waived its right to purchase midstream assets located in and around the Alliance Airport area in Tarrant County, Texas (the “Alliance Midstream Assets”).   The agreement permitted Quicksilver to own and operate the Alliance Midstream Assets and granted KGS an option at fair market value and a right of first refusal to purchase the Alliance Midstream Assets and additional midstream assets located in Denton County, Texas.   As of September 30, 2009, assets subject to this agreement have a recognized cost of approximately $92 million.
     KGS entered into a lease agreement, effective June 2009, in which KGS leased compressors to Quicksilver for use with the Alliance Midstream Assets.   KGS recognized $0.5 million in revenue during the quarter ended September 30, 2009 related to this agreement.
6. LONG-TERM DEBT
     Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Credit Agreement	$206,900	$174,900
Subordinated Note to Quicksilver	55,166	53,646

	262,066	228,546
Current maturities of debt	(2,200)	(1,375)

Long-term debt	$259,866	$227,171

     At September 30, 2009, the lenders’ commitments under our credit agreement were $235 million and could be further increased to as much as $350 million with additional commitments and lender consent.   Based on our results through September 30, 2009, our total borrowing capacity was $235 million.   The weighted-average interest rate as of September 30, 2009 was 1.50%.   During October 2009, our lenders amended the credit agreement and increased their commitments to a total of $320

million, and with additional commitment increases and lender consent, our available capacity could expand to $350 million.   Also as part of the amendment in October 2009, the credit agreement borrowing spreads were revised as follows:

Interest rate option	After Amendment

ABR borrowings	2.00% to 3.00%
Eurodollar borrowings	3.00% to 4.00%
Swingline borrowings	3.00% to 4.00%
Commitment fee on used capacity	0.50%
     Note 6, Long-Term Debt, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of our indebtedness.
7. ASSET RETIREMENT OBLIGATIONS
     The following table provides information about our estimated asset retirement obligations:

Nine Months Ended
September 30, 2009
(In thousands)
Beginning asset retirement obligations	$5,234
Incremental liability incurred	3,619
Repurchase obligations not exercised	(509)
Accretion expense	295

Ending asset retirement obligations	$8,639

8. COMMITMENTS AND CONTINGENT LIABILITIES
     In February 2009, McGuffy Energy Services, L.P. (“McGuffy”) filed a lawsuit against us and subsequently added Quicksilver as a party.   McGuffy alleged, among other things, claims for breach of contract, fraud and negligent misrepresentation arising from a written agreement by which McGuffy was retained to provide certain engineering and construction services for KGS’ Corvette Plant.   McGuffy further sought to foreclose on a $3.2 million lien that it filed on the Corvette Plant.   In March 2009, we filed a lawsuit against McGuffy seeking damages and declaratory relief for the disputes between KGS and McGuffy.   The McGuffy subcontractors that made demands on KGS were also named as parties.   Several of the subcontractor defendants filed counterclaims against us.   As of December 31, 2008 and prior to the lawsuit filed by McGuffy, KGS had recognized $2.0 million as part of the Corvette Plant construction costs related to services provided by McGuffy.   In July and August 2009, KGS entered into settlement agreements with McGuffy and its subcontractors.   During the quarters ended June 30, 2009 and September 30, 2009, KGS recognized an additional $0.9 million and $0.3 million, respectively, for a total of $3.2 million in settlement of all claims related to the construction of the Corvette Plant, including such amounts in its construction cost.
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

10. EQUITY PLAN
     Awards of phantom units have been granted under KGS’ 2007 Equity Plan, which permits the issuance of up to 750,000 units.   The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested phantom units - January 1, 2009	60,319	$21.63	139,918	$25.15
Vested	(25,609)	13.53	(49,789)	25.25
Issued	920	13.40	405,428	10.06
Cancelled	(5,973)	21.36	(9,885)	15.90

Unvested phantom units - September 30, 2009	29,657	$28.42	485,672	$12.73

     At January 1, 2009, KGS had total unvested compensation expense of $2.3 million related to phantom units.   KGS recognized compensation expense of approximately $1.9 million during the nine months ended September 30, 2009, including $0.3 million related to Quicksilver equity grants issued to employees seconded to KGS.   Grants of phantom units during the nine months ended September 30, 2009 had an estimated grant date fair value of $4.1 million.   KGS has unearned compensation expense of $3.1 million at September 30, 2009 that will be recognized in expense through May 2012.   Phantom units that vested during the nine months ended September 30, 2009 had a fair value of $1.6 million on their vesting date.
     On January 2, 2009, KGS awarded annual equity grants totaling 405,428 phantom units to the non-management directors, executive officers of KGS’ general partner and employees seconded to KGS.   Each phantom unit will settle in KGS units and had a grant date fair value of $10.06 per unit, which will be recognized over the vesting period of three years.   At September 30, 2009, 214,502 units were available for issuance under the 2007 Equity Plan.
     On October 7, 2009, unitholders approved an amendment to the 2007 Equity Plan, which increased the number of units available for issuance to 750,000 units as of November 4, 2009.
     Note 10, Equity Plan, in the consolidated financial statements in our 2008 Annual Report on Form 10-K contains a more complete description of KGS’ Equity Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a growth-oriented Delaware limited partnership engaged in gathering and processing natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in Texas.   We began operations in 2004 to provide these services primarily to Quicksilver, the owner of our General Partner, and to other natural gas producers in this area.   During both the quarter and nine months ended September 30, 2009, more than 90% of our total gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems.   We gather and process natural gas pursuant to contracts under which we receive fees.   We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure.   However, a sustained decline in natural gas prices could result in reduced production volumes by our customers and a resulting decrease in our revenue.   Our contracts provide relatively stable cash flows, but no direct upside in higher commodity price environments.
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
     Adjusted Gross Margin – Adjusted gross margin information is a key measure used by management to evaluate the relationship between our gathering and processing revenue and our cost of operating our facilities, including our general and administrative overhead.   Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for expenses such as interest and income tax which are necessary to maintain our business.   In measuring our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP.   Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.   A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations.”
     Operating Expenses – Operating expenses are a separate measure that we use to evaluate the performance of our operations.   These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period.   Our ability to manage operating expenses has a significant impact on our profitability and cash available for distribution.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
     The following discussion compares the results of operations for the three months ended September 30, 2009 to the three months ended September 30, 2008, which we refer to as the 2009 quarter and the 2008 quarter, respectively.

	Three Months Ended September 30,
	2009	2008
	(In thousands)

Total revenues	$24,298	$19,304
Operations and maintenance expense	5,694	4,772
General and administrative expense	1,733	1,473

Adjusted gross margin	16,871	13,059
Other income	-	4

EBITDA	16,871	13,063
Depreciation and accretion expense	5,745	3,866
Interest expense	2,238	2,703
Income tax provision	235	106

Net income	$8,653	$6,388

The following table summarizes our volumes:

	Gathering		Processing
	2009	2008	2009	2008
	(MMcf)
Cowtown System	13,238	15,130	13,197	14,122
Lake Arlington Dry System	6,302	3,174	-	-
Hill County Dry System	1,983	1,287	-	-

Total	21,523	19,591	13,197	14,122

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the three months ended September 30, 2008	$10,227	$8,852	$225	$19,304
Volume changes	1,009	(580)	-	429
Price changes	3,921	178	466	4,565

Revenue for the three months ended September 30, 2009	$15,157	$8,450	$691	$24,298

     Total Revenue and Volumes — Approximately $3.3 million of the increase in revenue is related to additional compression fees on the Cowtown System and the Hill County Dry System where additional compression assets were placed into service during the current year.   Additionally, $1.0 million of the increase in revenue was due to the increases in volumes that we gathered in the Fort Worth Basin.   This increase was partially offset by lower processed volumes on the Cowtown System.   The increase in gathered volumes is due to increased well connections related to the continued development of the Fort Worth Basin, particularly in the Lake Arlington area.   For all of 2009, we expect daily volumes to remain relatively flat or slightly higher than we had in the 2009 quarter.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems.   However, the increases in our 2009 quarter operations and maintenance expenses have been less significant than the increase in our revenue.   We expect operations and maintenance expenses to be relatively flat with the 2009 quarter for the remainder of 2009.
     General and Administrative Expense — The increase in general and administrative expense results from our expanded operations and the increase in the allocable portion of Quicksilver’s overhead costs, primarily related to safety and purchasing.   General and administrative expense includes $0.4 million and $0.3 million of equity-based compensation for each of the quarters ended September 30, 2009 and 2008, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenue described above.   As a percentage of revenue, adjusted gross margin and EBITDA increased from 68% in the 2008 quarter to approximately 69% in the 2009 quarter, primarily due to the increase in revenue, which was partially offset by an increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service since September 30, 2008 expanding our gathering network and increasing our processing capability.   The Corvette Plant being placed into service during the first quarter of 2009 contributed approximately $1.0 million to the increase in depreciation and accretion expense for the 2009 quarter.
     Interest Expense — Interest expense decreased due to lower effective interest rates, partially offset by greater amounts outstanding under the revolving credit agreement.
The following table summarizes the details of interest expense for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(In thousands)

Interest cost:
Revolving credit facility	$1,001	$847
Repurchase obligation	814	1,736
Subordinated note to Quicksilver	423	672

Total cost	2,238	3,255
Less interest capitalized	-	(552)

Interest expense	$2,238	$2,703

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
     The following discussion compares the results of operations for the nine months ended September 30, 2009 to the nine months ended September 30, 2008, which we refer to as the 2009 period and the 2008 period, respectively:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Total revenues	$72,993	$52,694
Operations and maintenance expense	17,108	15,034
General and administrative expense	5,463	4,712

Adjusted gross margin	50,422	32,948
Other income	1	10

EBITDA	50,423	32,958
Depreciation and accretion expense	16,554	10,429
Interest expense	7,924	7,542
Income tax provision	446	109

Net income	$25,499	$14,878

The following table summarizes our volumes:

	Gathering		Processing
	2009	2008	2009	2008
	(MMcf)
Cowtown System	42,771	42,459	41,958	40,870
Lake Arlington Dry System	17,237	6,198	-	-
Hill County Dry System	5,564	2,612	-	-

Total	65,572	51,269	41,958	40,870

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the nine months ended September 30, 2008	$26,356	$25,663	$675	$52,694
Volume changes	7,353	683	-	8,036
Price changes	11,258	539	466	12,263

Revenue for the nine months ended September 30, 2009	$44,967	$26,885	$1,141	$72,993

     Total Revenue and Volumes — Approximately $8.0 million of the increase in revenue was due to the increases in volumes that we gathered and processed in the Fort Worth Basin.   The increase in gathered volumes is due to increased well connections related to the continued development of the Fort Worth Basin, particularly in the Lake Arlington area.   Additionally, $9.6 million of the increase in revenue is related to additional compression fees on the Cowtown System and the Hill County Dry System where additional compression assets were placed into service during 2009.   For all of 2009, we expect daily volumes to remain relatively flat or slightly lower than we had in the 2009 period.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems and processing facilities with the addition of the Corvette Plant.   However, the increases in our operations and maintenance expenses have been less significant than the increases in our throughput volumes and revenue.   We expect operations and maintenance expenses to be relatively flat for the remainder of 2009.
     General and Administrative Expense — The increase in general and administrative expense was primarily the result of our expanded operations and the increase in the allocable portion of Quicksilver’s overhead costs, primarily related to safety and purchasing.   General and administrative expense includes $1.3 million and $1.0 million of equity-based compensation for the nine months ended September 30, 2009 and 2008, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenue described above.   As a percentage of revenue, adjusted gross margin and EBITDA increased from 63% in the 2008 period to approximately 69% in the 2009 period, primarily due to the increase in revenue, which was partially offset by an increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service since September 30, 2008 in expanding our gathering network and increasing our processing capability.   The Corvette Plant being placed into service during the first quarter of 2009 contributed approximately $2.6 million to the increase in depreciation and accretion expense for the 2009 period.
     Interest Expense — Interest expense increased primarily due to greater amounts outstanding under the revolving credit agreement, partially offset by lower effective interest rates.
The following table summarizes the details of interest expense for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Interest cost:
Revolving credit facility	$3,325	$1,691
Repurchase obligation	3,389	4,663
Subordinated note to Quicksilver	1,520	2,161

Total cost	8,234	8,515
Less interest capitalized	(310)	(973)

Interest expense	$7,924	$7,542

Liquidity and Capital Resources
     The volumes of natural gas gathered and processed through our systems are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, the availability and cost of capital, the level of successful drilling activity and other factors beyond their control.   Although Quicksilver has mitigated its near-term exposure to low prices through the use of derivative financial instruments covering portions of its expected 2009, 2010 and 2011 production, we cannot predict whether or when natural gas prices will increase or decrease.   In addition, there continues to be uneasiness in the credit and financial markets.   In response, Quicksilver and other customers have experienced year-over-year reductions in their planned levels of capital expenditures and drilling activity for 2009.   Quicksilver has continued to adjust its drilling program throughout 2009 which has resulted in reduced capital expenditures in the southern part of the Fort Worth Basin impacting gathering and processing volumes in the Cowtown System.   If these conditions were to persist or worsen over a prolonged period of time, we could experience significant reductions in volumes through our systems and therefore reductions of revenue and cash flows.   Our sources of liquidity include:
•	cash generated from operations;

•	borrowings under our revolving credit agreement; and

•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our expected $0.39 per unit quarterly cash distributions and satisfy our short-term working capital and maintenance capital expenditure requirements.
Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by operating activities	$51,268	$36,365
Net cash used in investing activities	(55,712)	(112,200)
Net cash provided by financing activities	4,689	75,052
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
     Cash Flows Used in Investing Activities — The decrease in cash flows used in investing activities resulted from the lower capital expenditures used to expand our gathering system and processing capabilities.   For the nine months ended September 30, 2009, we spent $28.0 million on gathering assets, which included $5.6 million on the purchase of the Cowtown Pipeline assets from Quicksilver and $27.7 million on processing facilities, which included $26.2 million related to the Corvette Plant.   The cash flows used in investing activities during the first nine months of 2009 include the payment of $27.4 million that was incurred and accrued at December 31, 2008.
     Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in the first nine months of 2009 consisted primarily of the net proceeds from borrowings under our credit agreement of $32.0 million used to fund the expansion of our gathering system and processing facilities, partially offset by distributions of $27.2 million to our unitholders from cash generated from operations.
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
     During the quarter ended September 30, 2009, KGS’ independent directors voted to acquire certain of the Cowtown Pipeline assets subject to the repurchase obligation that had an original cost of approximately $5.6 million.   KGS paid $5.6 million for these assets in September 2009.   Furthermore, the independent directors elected not to acquire certain Cowtown Pipeline assets that had been included in the repurchase obligation.   In doing so, KGS derecognized assets with a carrying value of $56.8 million and also derecognized liabilities associated with the repurchase of $68.6 million.   The difference of $11.8 million between the assets’ carrying values and their repurchase obligation is reflected as an increase in equity.   KGS entered into an agreement with Quicksilver to permit KGS to transport third party gas across the laterals retained by Quicksilver for a fee.   Quicksilver provided notice to KGS during April 2009 that the Cowtown Pipeline assets with an original construction cost of $62.5 million were available for purchase.
     During the nine months ended September 30, 2009, we decreased gross property, plant and equipment by $21.8 million, due to the $56.8 million of derecognized assets related to the election not to purchase certain Cowtown Pipeline laterals, offset by expansion capital expenditures of approximately $15.1 million, $7.5 million in maintenance capital expenditures, $3.1 million in asset retirement cost and $9.3 million in capital expenditures related to assets subject to repurchase obligations, mainly in the Hill County Dry System (HCDS).   We expect remaining capital expenditures for 2009 to be approximately $7 million, excluding any expenditures to reacquire or develop assets subject to repurchase obligations.
     Quicksilver has the right to complete construction of the HCDS, which we are obligated to purchase from Quicksilver at fair market value.   The repurchase obligation to Quicksilver is solely comprised of HCDS with an aggregate amount of $67.2 million, including accrued interest.   We have two years to repurchase the HCDS from the date we receive notice from Quicksilver that the system is complete and has commenced commercial service.   Quicksilver expects to incur capital expenditures of approximately $1 million for the HCDS during the remainder of 2009.
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
Debt
     Credit Agreement — At September 30, 2009, the lenders’ commitments under our credit agreement were $235 million and could be further increased to as much as $350 million with additional commitments and lender consent.   Based on our results through September 30, 2009, our total borrowing capacity was $235 million and our borrowings were $206.9 million.   The weighted-average interest rate as of September 30, 2009 was 1.50%.   During October 2009, our lenders amended the credit agreement and increased their commitments to a total of $320 million, and with additional commitment increases and lender consent, our available capacity could expand to $350 million.   Note 6 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report also contains information regarding changes to our interest rate spreads pursuant to the credit agreement amendment.
     At September 30, 2009, our revolving credit agreement required us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in our credit agreement) to our net interest expense of not less than 2.5 to 1.0; and a ratio of total consolidated funded indebtedness to consolidated trailing 12-month EBITDA of not more than 4.5 to 1.0.   Our repurchase obligations to Quicksilver, our obligations to Quicksilver under the subordinated note described below, and the capitalized or non-cash interest thereon, are excluded for purposes of determining our covenant compliance.

     This credit agreement also contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;

•	grant liens;

•	sell assets; and

•	engage in transactions with affiliates.
     Subordinated Note — The principal payment for the quarter ended September 30, 2009 was not permitted by the debt ratio requirements of the subordinated note.   Interest expense of $1.5 million recognized during the nine months ended September 30, 2009 was added to the outstanding principal amount.   The interest rate at September 30, 2009 was 2.71%.
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
Contractual Obligations and Commercial Commitments
     There have been no significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2008 Annual Report on Form 10-K except for the satisfaction of the $13.8 million of contractual obligations related to the Corvette Plant.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this Quarterly Report.   Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report on Form 10-K.   These critical estimates, for which no significant changes have occurred in the nine months ended September 30, 2009, include estimates and assumptions pertaining to:
•	depreciation expense for property, plant and equipment;

•	repurchase obligations to Quicksilver;

•	asset retirement obligations; and

•	equity-based compensation.
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
Credit Risk
     Our primary credit risk is that we are dependent on Quicksilver for the majority of our natural gas volumes and are consequently subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees.   Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future.   Accordingly, this risk is higher than it might be with a more creditworthy contract counterparty or with a more diversified group of customers.   Unless and until we significantly increase our customer base, we expect to continue to be subject to significant and non-diversified risk of nonpayment or late payment of our fees.   Additionally, broad market factors such as lower credit availability, prompt us to perform frequent credit analyses of our customers.   We have not had any significant losses due to counter-party failures to perform.
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
     We are exposed to variable interest rate risk as a result of borrowings under our revolving credit agreement, our subordinated note and repurchase obligations to Quicksilver.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.   Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     As discussed in Note 8 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report, KGS has entered into settlement agreements with McGuffy and its subcontractors.   The lawsuit filed on February 19, 2009 in the 335th Judicial District Court of Hood County, Texas was dismissed on September 14, 2009, the lawsuit filed on March 3, 2009 in the 67th Judicial District Court of Tarrant County, Texas was dismissed on September 8, 2009, and the lawsuit transferred May 19, 2009 to the 335th Judicial District Court of Hood County, Texas was dismissed on September 17, 2009.
     There have been no other material changes in legal proceedings from those described in Item 1 of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
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
     In order to maintain our current cash distributions of $0.39 per unit per quarter, or $1.56 per unit per year, we will require available cash of approximately $9.7 million per quarter, or $38.8 million per year.   The amount of cash we can distribute depends principally upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•	the fees we charge and the margins we realize for our services;

•	the level of production, and the price of natural gas, NGLs, and condensate;

•	the volume of natural gas and NGLs we gather and process;

•	the level of competition from other midstream energy companies;

•	the level of our operating cost structure; and

•	prevailing economic conditions.

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
     At the present level of outstanding units, we require $38.8 million of distributable cash flow annually to maintain the current level of distributions.   We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at the current distribution rate under our cash distribution policy.
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
     We have no control over the level of drilling activity in our area of operations, the amount of reserves associated with the wells drilled or the rate at which production from a well will decline.   In addition, we have no control over producers’ drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, availability of drilling rigs and other production and development services and the availability and cost of capital.   Fluctuations in energy prices can greatly affect investments to develop new natural gas reserves.   Decreases in drilling and capital investments in the Fort Worth Basin will decrease expected 2009 and future production activity.   Drilling activity generally decreases as natural gas prices decrease.   Declines in natural gas prices have caused a negative impact on exploration, development and production activity.   Reductions in exploration or production activity in our area of operations could lead to reduced utilization of our system.   Because of these factors, even if new natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves.   Moreover, Quicksilver is not contractually obligated to develop the reserves it has dedicated to us in the Quicksilver Counties.   If reductions in drilling activity or competition result in our inability to obtain new sources of supply to replace the natural decline of volumes from existing wells, throughput on our system would decline, which could reduce our revenue and cash available for distribution.
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
Dated: November 9, 2009

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