Form 10-K
period 2009-12-31
Quicksilver Gas Services LP
filed 2010-03-15
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33631

QUICKSILVER GAS SERVICES LP
(Exact name of registrant as specified in its charter)

Delaware	56-2639586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 West Rosedale St., Fort Worth, Texas	76104
(Address of principal executive offices)	(Zip Code)
817-665-8620
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                             Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.                                                         Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller Reporting company [ ]
                                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                       Yes [  ]     No [X]

As of June 30, 2009, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $90,979,611 based on the closing sale price of $13.75 as reported on the NYSE.

As of February 15, 2010, the registrant has 16,988,429 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

DEFINITIONS

As used in this annual report unless the context requires otherwise:

“Alliance Midstream Assets” means gathering and treating assets purchased from Quicksilver Resources Inc. in January 2010 in the Alliance area of Tarrant and Denton Counties, Texas
“Bbl” or “Bbls” means barrel or barrels
“Bbld” means barrel or barrels per day
“Btu” means British Thermal units, a measure of heating value
“CERCLA” means the Comprehensive Environmental Response, Compensation and Liability Act
“DOT” means the U.S. Department of Transportation
“EBITDA” means earnings before interest, taxes, depreciation and accretion
“EPA” means the U.S. Environmental Protection Agency
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“FASB” means the Financial Accounting Standards Board
“FASC” means the FASB Accounting Standards Codification
“FERC” means the Federal Energy Regulatory Commission
“GAAP” means Generally Accepted Accounting Principles in the United States
“General Partner” means Quicksilver Gas Services GP LLC
“HCDS” means Hill County Dry System
“IPO” means our initial public offering completed on August 10, 2007
“KGS Predecessor” means prior to the IPO, collectively Cowtown Pipeline L.P., Cowtown Pipeline Partners L.P., Cowtown Gas Processing L.P. and Cowtown Gas Processing Partners L.P.
“LADS” means Lake Arlington Dry System
“Management” means management of Quicksilver Gas Services LP’s General Partner
“MMBtu” means million Btu
“Mcf” means thousand cubic feet
“MMcf” means million cubic feet
“MMcfd” means million cubic feet per day
“NGL” or “NGLs” means natural gas liquids
“NYSE” means the New York Stock Exchange
“Oil” includes crude oil and condensate
“OSHA” means Occupational Safety and Health Administration
“Quicksilver” means Quicksilver Resources Inc. and its subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in Texas where Quicksilver conducts the majority of its U.S. operations
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“SEC” means the U.S. Securities and Exchange Commission
“Tcfe” means trillion cubic feet of natural gas equivalents
“TRRC” means Texas Railroad Commission

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

Except as otherwise specified and unless the context otherwise requires, references to the “Company,” “KGS,” “we,” “us,” and “our” refer to Quicksilver Gas Services LP and its subsidiaries.

EXPLANATORY NOTE

In 2007, we completed our IPO of 5,000,000 common units representing limited partnership interests plus an additional 750,000 common units upon the exercise of the over-allotment option by the IPO’s underwriters.

Upon the completion of the IPO, we succeeded to the assets and operations of KGS Predecessor and our common units began trading on the NYSE Arca exchange and currently trade on the NYSE under the ticker symbol “KGS.” Prior to the completion of the IPO, KGS Predecessor was owned principally by Quicksilver Resources Inc., which we refer to as Quicksilver and by two private investors.

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions;
•	fluctuations in natural gas prices;
•	failure or delays in Quicksilver and third parties achieving expected production from natural gas projects;
•	competitive conditions in our industry;
•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;
•	fluctuations in the value of certain of our assets and liabilities;
•	changes in the availability and cost of capital;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	construction costs or capital expenditures exceeding estimated or budgeted amounts;
•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;
•	the effects of existing or future litigation; and
•	certain factors discussed elsewhere in this annual report.

This list of factors is not exhaustive and new factors may emerge or changes to these factors may occur that would impact our business. Additional information regarding these and other factors may be contained in our filings with the SEC, especially on Forms 10-Q and 8-K. All such risk factors are difficult to predict and are subject to material uncertainties that may affect actual results and may be beyond our control. The forward-looking statements included in this report are made only as of the date of this report, and we undertake no obligation to update any of these forward-looking statements to reflect subsequent events or circumstances except to the extent required by applicable law.

All forward-looking statements contained in this annual report are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.	Business

General

We are a Delaware master limited partnership engaged in the business of gathering and processing natural gas and NGLs. Our current portfolio includes assets in the Fort Worth Basin located in North Texas which consist of a gathering pipeline system, referred to as the Cowtown Pipeline, and two natural gas processing facilities in Hood County, Texas, referred to as the Cowtown Plant and the Corvette Plant. KGS also owns a gathering system and a gas compression facility in eastern Tarrant County, Texas, referred to as the Lake Arlington Dry System. In January 2010, we completed the purchase of a gathering system and treating facility in northern Tarrant and southern Denton counties in Texas, referred to as the Alliance Midstream Assets, which had previously been owned by Quicksilver. We provide gathering, processing and treating services to Quicksilver and other natural gas producers. These services are provided under fee-based contracts, whereby we receive fees for performing the gathering, processing and treating services. We do not take title to the natural gas or associated NGLs that we gather and process and thus avoid direct commodity price exposure.

Our common units initially began trading publicly on August 7, 2007 on the NYSE Arca exchange and are now trading on the NYSE under the ticker symbol “KGS.”

Formation and Development of Business

We began operations in 2004 and we organized as a Delaware limited partnership in January 2007.

Initial Public Offering — In 2007, we undertook the initial public offering of 5,000,000 common units at a price to the public of $21.00 per common unit. Shortly thereafter, the underwriters exercised their option to purchase an additional 750,000 common units on the same terms as the IPO.

The total net proceeds that we received from the IPO, before expenses, were $109.1 million. We used these net proceeds together with cash on hand of $25.1 million to:

(1)	distribute $162.1 million (consisting of $112.1 million in cash and a $50.0 million convertible subordinated note payable) to Quicksilver and $7.7 million in cash to private investors as a return of their investment capital and reimbursement for their advances for capital expenditures;

(2)	pay $4.3 million of expenses associated with the IPO, the Credit Agreement and certain other formative transactions; and

(3)	make expenditures for general partnership purposes, including post-IPO capital expenditures.

Additionally, at or near the time of the IPO:

•	KGS issued 5,696,752 common units and 11,513,625 subordinated units to Quicksilver;
•	KGS issued 816,873 common units to private investors; and
•	KGS issued to our general partner

-	a 2% general partner interest, and

-	all of KGS’ incentive distribution rights, which entitle the general partner to increasing percentages of any KGS distributions in excess of $0.3450 per unit per quarter.

Secondary Offering — In December 2009, we completed a secondary offering for 4,000,000 of our common units at a price to the public of $21.10. In January 2010, the underwriters of this offering exercised their option to purchase an additional 549,200 common units. The net proceeds from the secondary offering of approximately $92 million were used to repay borrowings from our Credit Agreement. Subsequently in January 2010, we purchased the Alliance Midstream Assets from Quicksilver for a preliminary adjusted purchase price of approximately $95 million, which was funded by borrowings from our Credit Agreement.

The ownership of KGS is as follows:

	Ownership
	December 31, 2009	January 2010 (1)

Common unitholders:
Public	37.5%	39.0%
Quicksilver	20.1%	19.7%
Subordinated unitholders:
Quicksilver	40.7%	39.7%

Total limited partner interest	98.3%	98.4%

General Partner interest:
Quicksilver	1.7%	1.6%

Total	100.0%	100.0%

(1)	Reflects the effects of the underwriters’ exercise of the over-allotment and the vesting of phantom units that occurred in January 2010.

Our general partner is a wholly-owned subsidiary of Quicksilver, which indirectly owns all of the entities that own our general partner.

Our Relationship with Quicksilver

Quicksilver is an independent oil and natural gas company based in Fort Worth, Texas with a considerable presence in the Fort Worth Basin. As Quicksilver continues to develop its resources in the Quicksilver Counties, we have the right to gather and process Quicksilver’s production and to construct additional midstream assets to provide most of their midstream services in the Fort Worth Basin through 2017. We believe that our relationship with Quicksilver provides us with a competitive advantage due to the following:

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

•  Reserve base. Quicksilver estimates that it has substantial proved reserves in the Fort Worth Basin with a significant remaining life.

•  Acreage position. As of December 31, 2009, Quicksilver held approximately 162,000 net acres in the Fort Worth Basin, of which approximately 40% is currently developed, with more than 1,000 remaining potential drilling locations.

•  Proven track record. As of December 31, 2009, Quicksilver had drilled a total of 874 gross wells in the Fort Worth Basin, including 156 gross wells drilled during 2009.

•  Active development program in the Fort Worth Basin. Quicksilver has allocated approximately $340 million of its 2010 capital program to the development of its Fort Worth Basin assets.

Business Strategies

Our primary business objective is to increase our unitholders’ value by increasing our distributable cash flow and distributions per unit. We intend to achieve this objective by executing the following business strategies:

•  Organically growing our capacity to meet our customers’ gathering, processing and treating needs. We expect that the primary growth in our gathering, processing and treating volumes will be from wells operated by Quicksilver. Quicksilver’s announced capital plans for 2010 indicate continued investment in the Fort Worth Basin that is expected to result in their increased midstream needs.

•  Attracting volumes from third parties to our facilities. We believe that the Fort Worth Basin will continue to be an area of significant capital investment by energy companies. Our agreements with Quicksilver do not restrict our ability to provide services to other natural gas producers. We aim to attract increased gathering, processing and treating volumes from third parties by marketing our midstream services, expanding our gathering system and providing superior customer service to these natural gas producers. Further, we believe that the high cost of entry into the midstream business serves as a barrier to competitors entering the market and heightens our ability to compete for third parties’ volumes.

•  Minimizing commodity price exposure and maintaining a disciplined financial policy. All of our service agreements are based on fees per gathered and processed volumes which allow us to avoid direct commodity price exposure. We also intend to continue pursuing a disciplined financial policy by maintaining a prudent cash distribution policy and capital structure, being mindful of market conditions such as petroleum prices and credit availability.

•  Improving operating efficiency and increasing throughput while prudently managing our growth. As we expand our operations, we expect to increase throughput, which improves operational efficiencies and enhances overall asset utilization. We have total processing capacity from our Cowtown and Corvette processing plants of approximately 325 MMcfd. For 2009, we processed an average of approximately 150 MMcfd at the Cowtown Plant and Corvette Plant.

•  Pursuing midstream acquisitions. We may pursue strategic midstream acquisition opportunities that will complement and expand the volumes from Quicksilver and from third parties. We will seek acquisition opportunities that are likely to yield operational efficiencies or the potential for higher capacity utilization or expansion. To a lesser extent, we may also consider acquisitions in areas where we currently have no operations but which may benefit from our midstream offerings. Because we have organic growth opportunities related to the Quicksilver assets, we will consider the economic characteristics of any acquisition, such as return on capital and cash flow generation, the region in which the assets are located and the availability and sources of capital to finance any potential acquisition.

Business Strengths

We believe that we are well positioned to successfully execute our primary business objective and business strategies due to the following competitive strengths:

•  Quicksilver has a significant equity ownership in us. Quicksilver owns 61% of us including all of our general partner interest. We believe Quicksilver has a vested interest in our growth and overall success, viewing us as its principal midstream service provider.

•  Our relationship with Quicksilver reduces the uncertainty of financial returns associated with our capacity additions. Our relationship with Quicksilver improves our ability to anticipate future volumes and the need and timing for capacity additions. Consequently, we believe there is less risk associated with our capital expenditures, because we can coordinate our capacity additions with Quicksilver’s planned production growth and associated gathering, processing and treating needs.

•  Quicksilver is a significant operator and producer in the Fort Worth Basin. Quicksilver’s annual natural gas production from the Fort Worth Basin increased approximately 46 MMcfd in 2009. Quicksilver continues to develop its acreage in the Fort Worth Basin to grow reserves and production. We expect Quicksilver’s continued development in the Fort Worth Basin to increase the throughput of our gathering, processing and treating systems.

•  Our assets are strategically located in the Fort Worth Basin. We believe that the Fort Worth Basin, particularly the counties in which we operate, remains one of the most important natural gas producing areas in the United States. We believe that our established position in this area, together with its anticipated growth in production, gives us an opportunity to expand our gathering system footprint and increase our throughput volumes and plant utilization, ultimately increasing cash flows.

• We provide an integrated package of midstream services. We provide a broad range of bundled midstream services to natural gas producers, including gathering, compressing, treating and processing natural gas and delivering NGLs.

•  We have the financial flexibility to pursue growth opportunities. At December 31, 2009, the lenders’ commitments under our Credit Agreement were $320 million and could be further increased to as much as $350 million with additional commitment increases and lender consent. Based on our results through December 31, 2009, our total borrowing capacity was $297 million and our borrowings were $209.4 million following the Alliance Midstream Asset purchase in January 2010. Our Credit Agreement, which matures August 10, 2012, may be extended up to two additional years with lender approval. We believe that the current and future capacity under the Credit Agreement, combined with internally generated funds and our ability to access the capital markets, will enable us to complete all of our near-term growth projects.

•  We have an experienced, knowledgeable management team with a proven record of performance. Our management team has a proven record of enhancing value through the development and operation of midstream assets in our industry. We believe that this team and the skills offered through Quicksilver provide us with a strong foundation for developing additional natural gas gathering and processing assets and pursuing strategic acquisition opportunities.

Financial Information about Segment and Geographical Areas

We conduct all of our operations in the midstream sector of the energy industry, encompassing gathering, processing and treating, with all of our operations conducted in the Fort Worth Basin in Texas.

Properties - Our Assets and Operations

KGS’ assets include or formerly included:

Cowtown System
The Cowtown System, located principally in Hood and Somervell counties in the southern portion of the Fort Worth Basin, which includes:

-	the Cowtown Pipeline, consisting of a gathering system and gas compression facilities. This system gathers natural gas produced by our customers and delivers it to the Cowtown and Corvette Plants for processing;

-	the Cowtown Plant, consisting of two natural gas processing units with a total capacity of 200 MMcfd that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for further transport and sale downstream; and

-	the Corvette Plant, placed in service during 2009, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for further transport and sale downstream.

Lake Arlington Dry System
The LADS, located in Tarrant County, which consists of a gas gathering system and a gas compression facility with capacity of 120 MMcfd. This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for further transport and sale downstream.

Hill County Dry System
As more fully described in Note 2 to our financial statements, KGS’ financial information through November 2009 also includes the operations of a gathering system in Hill County, Texas, HCDS, which gathers natural gas and delivers it to unaffiliated pipelines for further transport and sale downstream. As of November 2009, the assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon our decision not to purchase the system from Quicksilver.

Alliance Midstream Assets
During January 2010, we completed the purchase of the Alliance Midstream Assets, located in Tarrant and Denton counties of Texas, from Quicksilver for $95.2 million. The acquired assets consist of gathering systems and a compression facility with a total capacity of 115 MMcfd, an amine treating facility with capacity of 180 MMcfd and a dehydration treating facility with capacity of 200 MMcfd. This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for further transport downstream.

At the Cowtown and Corvette plants, our customers’ residue gas is delivered to several large unaffiliated parties for further transport downstream and their extracted NGLs are delivered to two large unaffiliated pipelines through our NGL pipeline. For the fourth quarter of 2009, the Cowtown and Corvette plants had a total average throughput of 135 MMcfd of natural gas, resulting in average NGL recovery of 17,682 Bbld.

Since our inception, we have made substantial capital expenditures to increase our asset base in the Fort Worth Basin. We anticipate that we will continue to make capital expenditures as Quicksilver continues to develop its assets in the Fort Worth Basin.

During the quarter ended September 30, 2009, KGS’ independent directors voted to acquire certain of the Cowtown Pipeline assets subject to the repurchase obligation that had an original cost of approximately $5.6 million. KGS paid $5.6 million for these assets in September 2009. Furthermore, the independent directors elected not to acquire certain Cowtown Pipeline assets that had been previously included in the repurchase obligation. In doing so, KGS derecognized assets with a carrying value of $56.8 million and also derecognized liabilities associated with the repurchase of $68.6 million. The difference of $11.8 million between the assets’ carrying values and their repurchase obligation was reflected as an increase in partners’ capital effective upon the decision not to purchase. KGS also entered into an agreement with Quicksilver to permit KGS to gather third party gas for a fee across the laterals retained by Quicksilver.

The decision not to purchase certain Cowtown Pipeline assets had no effect on KGS’ gathering and processing revenues as the natural gas stream from these laterals continues to flow into the Cowtown Pipeline gathering and processing facilities owned by KGS.

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

We believe that, subject to any encumbrances, we have satisfactory title to our assets. We do not believe that any of these encumbrances will materially reduce the value of our properties or our interest in these properties or interfere with their use in the operation of our business.

Overview of the Fort Worth Basin

The Fort Worth Basin, which includes the Barnett Shale formation, is a proven crude oil and natural gas producing basin located in North Texas. Drilling in the Fort Worth Basin first began in 1912 with the discovery of crude oil. A new fracturing technique introduced in the 1990’s, combined with other advances in drilling and completion techniques, contributed to a significant increase in investment in and production from the basin over the past decade. We believe that these improved drilling and production techniques have made it one of the most important natural gas producing areas in the United States.

Marketing

We gather and process natural gas and NGLs for a variety of customers, including major energy companies or their affiliates. Because our services are concentrated in the Fort Worth Basin, we are highly dependent upon the producers in that area. Accordingly, the loss of any of our customers could potentially adversely affect our results of operations if their throughput is not replaced. During 2009, Quicksilver accounted for more than 90% of our revenues, making it the largest user of our service offerings. No other customer contributed in excess of 10% of our revenues.

Competition

During 2009, more than 90% of our total natural gas gathering and processing volumes were comprised of gas owned or controlled by Quicksilver. We have a dedication from Quicksilver for all of its natural gas production for all the areas served by our Cowtown System and our LADS through 2017 and for the areas served by the Alliance Midstream Assets through 2019. Therefore, there is little likelihood that a competitor could effectively compete for Quicksilver’s gathering and processing business within the Quicksilver Counties.

If we expand our business in the future, either through organic growth or acquisitions, we could face increased competition. We anticipate that our primary competitors for unaffiliated volumes in the Fort Worth Basin are Crosstex Energy LP, DCP Midstream LLC and Energy Transfer Partners, L.P. We believe that we are able to compete with these companies based on processing efficiencies, operational costs, commercial terms offered to producers and capital expenditures requirements, along with the location and available capacity of our gathering systems and processing plants.

Governmental Regulation

Regulation of our business may affect certain aspects of our operations and the market for our products and services. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory requirements, complaint-based rate regulation or general utility regulation.

We are subject to rate regulation, as implemented by the TRRC, and have tariffs on file with them. Generally, the TRRC has the authority to ensure that utility rates are just and reasonable and not discriminatory. The rates we charge for intrastate services are deemed just and reasonable unless otherwise challenged. We cannot predict whether such a challenge will be filed against us or whether the TRRC will change its regulation of these rates.

Failure to comply with the utilities regulations can result in the imposition of administrative, civil and criminal remedies. To date, there has been no adverse effect to our system due to this regulation.

The TRRC also generally requires gatherers to perform services without discrimination as to source of supply or producer. This may restrict our ability to decide whose natural gas we gather.

Our assets include an intrastate common carrier NGL pipeline subject to the regulation of the TRRC, which requires that our NGL pipelines file tariff publications that contain all the rules and regulations governing the rates and charges for services we perform. NGL pipeline rates may be limited to provide no more than a fair return on the aggregate value of the pipeline property used to render services.

Safety and Maintenance Regulation

We are subject to regulation by the DOT and state agencies, related to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. All entities that own or operate pipeline facilities must comply with such regulations, permit access to and copying of records and file certain reports and provide information as required by the DOT. The DOT may assess fines and penalties for violations of these and other requirements imposed by its regulations.

We are subject to the Natural Gas Pipeline Safety Act of 1968, referred to as NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act of 2002 establishes mandatory inspections for all U.S. oil and natural gas transportation pipelines and some gathering lines in high consequence areas. DOT regulations require pipeline operators to conduct integrity management programs, which involve frequent inspections and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways. We currently estimate that we will incur future costs of approximately $1.8 million through 2014 to complete the testing required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program.

Individual states are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcement of federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety.

In addition, we are subject to a number of other federal and state laws and regulations, whose purpose is to protect the health and safety of workers, both generally and within our industry. Regulations overseen by OSHA, the EPA and state agencies require that we maintain information concerning hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities and citizens. We are also subject to OSHA regulations that are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We have continuous inspection and compliance programs designed to maintain compliance with all regulatory requirements for our natural gas and NGL pipelines.

Environmental Matters

We are subject to stringent and complex federal, state and local environmental laws, regulations and permits, including those relating to the generation, storage, handling, use, disposal, delivery and remediation of natural gas, NGLs, crude oil and other hazardous materials; the emission and discharge of such materials to the ground, air and water; and wildlife protection. These requirements are a significant consideration for us as our operations involve the generation, storage, handling, use and delivery of natural gas, NGLs, oil and other hazardous or regulated materials and the emission and discharge of such materials to the environment. If we violate these requirements, or fail to obtain and maintain the necessary permits, we could be fined or otherwise sanctioned, which sanctions could include the imposition of fines and penalties and orders enjoining future operations. Pursuant to such laws, regulations and permits, we have made and expect to continue to make capital and other compliance expenditures.

We could be liable for any environmental contamination at our or our predecessors’ currently or formerly owned or operated properties or third party waste disposal sites. Certain environmental laws, including CERCLA, or more commonly known as Superfund, impose joint and several strict liability for releases of hazardous substances at such properties and sites, without regard to fault or the legality of the original conduct. In addition to potentially significant investigation and remediation costs, environmental contamination can give rise to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage. We currently own or lease, and may have in the past owned or leased, properties utilized for the measurement, gathering, field compression and processing of natural gas. Some of the properties may have been operated by third parties or previous owners whose operations were not under our control. Although we typically used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties or on or under other locations where such substances have been taken for disposal.

Environmental laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. For example, various federal and state initiatives are underway to regulate, or further investigate the environmental impacts of, hydraulic fracturing. To the extent these initiatives reduce the volume of natural gas or associated NGLs that we gather and process, they could adversely affect our business. In addition, state regulators in Texas are becoming increasingly focused on air emissions from the oil and gas industry, including volatile organic compound emissions. This increased scrutiny could lead to stricter enforcement of existing regulations as well as the imposition of new measures to control our emissions or curtail our operations.

Greenhouse gas (“GHG”) emission regulation is also becoming more stringent. We are currently required to report annual GHG emissions from some of our operations, and additional GHG emission related requirements are in various stages of development. For example, the U.S. Congress is considering legislation that would establish a nationwide cap-and-trade system for GHGs, and the EPA has proposed regulating GHG emissions from stationary sources pursuant to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act which might require us to modify existing or obtain new air permits or install emission control technology. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could restrict our operations and subject us to significant costs, including those relating to emission credits, pollution control equipment, monitoring and reporting. Although there is still significant uncertainty surrounding the scope, timing and effect of future GHG regulation, any such regulation could have a material adverse impact on our business, financial condition, reputation and operating performance.

In addition, to the extent climate change results in warmer temperatures or more severe weather, our or our customers’ operations may be disrupted. For example, storms in the Gulf of Mexico could damage our customers’ pipeline infrastructure causing a decrease in product demand.

Employees

Neither KGS nor our general partner has any employees. All of the employees required to conduct and support our operations are employed by Quicksilver and are subject to a secondment agreement between our general partner and Quicksilver. The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate KGS’ pipeline systems and processing facilities. None of these employees are covered by collective bargaining agreements. We reimburse Quicksilver for all expenses that it incurs as a result of providing additional services to us.

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

Additionally, charters for the committees of our Board of Directors and our Corporate Governance Guidelines and Code of Business Conduct and Ethics can be found on our internet website at http://www.kgslp.com under the heading “Corporate Governance.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report.

Item 1A.	Risk Factors

You should carefully consider the following risk factors together with all of the other information included in this annual report, when deciding to invest in us. Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should be aware that the occurrence of any of the events described in this annual report could have a material adverse effect on our business, financial position, results of operations and cash flows. In such event, we may be unable to make distributions to our unitholders and the trading price of our common units could decline.

We are dependent on a limited number of natural gas producers, including Quicksilver, for our volumes. The loss of such a customer would result in a material decline in our volumes, revenue and cash available for distribution.

We rely on a limited number of customers for our natural gas throughput. During 2009, Quicksilver accounted for more than 90% of our natural gas throughput. Accordingly, we are indirectly subject, to a significant degree, to the various risks to which Quicksilver is subject.

We may be unable to negotiate on favorable terms, if at all, any extension or replacement of our contract with Quicksilver to gather and process its production after the initial 10-year term of the contract is completed. Furthermore, during the term of the contract and thereafter, even if we are able to renew this contract, Quicksilver may decrease its production volumes in the Quicksilver Counties. The loss of a significant portion of the natural gas volumes supplied by Quicksilver would result in a material decline in our revenue and cash available for distribution.

Quicksilver has no contractual obligation to develop its properties in the areas covered by their dedication to us and it may determine that it is strategically more attractive to direct its capital spending to other areas. A shift in Quicksilver’s focus away from the areas covered by their dedication to us could result in reduced volumes gathered and processed by us and a material decline in our revenue and cash available for distribution.

We may not have sufficient available cash to enable us to make cash distributions to holders of our common units and subordinated units at the current distribution rate under our cash distribution policy.

In order to maintain our current cash distributions of $0.39 per unit per quarter, or $1.56 per unit per year, we will require available cash of approximately $11.6 million per quarter, or $46.3 million per year. The amount of cash we can distribute depends principally upon the amount of cash we generate from our operations, which may fluctuate. Factors that could cause our cash from operations or available cash to fluctuate include:

•	the fees we charge and the margins we realize for our services;
•	the level of production, and the price of natural gas, NGLs, and condensate;
•	the volume of natural gas and NGLs we gather and process;
•	the level of competition from other midstream energy companies;
•	the level of our operating cost structure;
•	prevailing economic conditions;
•	the level of capital expenditures we make;
•	our ability to make borrowings under our Credit Agreement;
•	the cost of acquisitions;
•	our debt service requirements;
•	fluctuations in our working capital needs;
•	our ability to access capital markets;
•	compliance with our debt agreements; and
•	the amount of cash reserves established by our general partner.

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

At the present level of outstanding units, we require $46.3 million of distributable cash flow annually to maintain the current level of distributions. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at the current distribution rate under our cash distribution policy.

Estimates of oil and gas reserves depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in these reserve estimates could materially reduce the volumes that we gather and process and consequently could adversely affect our financial performance and our ability to make cash distributions.

The process of estimating natural gas, NGL and crude oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves.

In order to prepare these estimates, our customers must project production rates and timing of development expenditures. They must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions with respect to natural gas and crude oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Actual volume produced, costs paid and prices realized most likely will vary from these estimates. Any significant variance could materially affect the estimated quantities and present value of reserves disclosed by Quicksilver or any customer. In addition, each customer may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing petroleum prices and other factors, which may be beyond their control that may impact recoverability of reserves. Therefore, actual production by our customers could vary materially from these estimates of reserves, which could result in material reductions in the volumes we gather and process and consequently could adversely affect our revenue and cash available for distribution.

In addition, we typically do not obtain independent evaluations of natural gas reserves connected to our systems. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our systems is less than we anticipate and we are unable to secure additional sources of natural gas, it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Because of the natural decline in production from existing wells in our area of operations, our success depends on our ability to obtain new supplies of natural gas. Any decrease in supplies of natural gas could result in a material decline in the volumes we gather and process.

Our gathering systems are connected to wells whose production will naturally decline over time, which means that our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our system, we must continually obtain new natural gas supplies. Our ability to obtain additional sources of natural gas depends in part on the level of successful drilling activity near our pipeline systems by Quicksilver and our ability to compete for volumes from other third parties.

We have no control over the level of drilling activity in our area of operations, the amount of reserves associated with the wells drilled or the rate at which production from a well will decline. In addition, we have no control over producers’ drilling or production decisions, which are affected by, among other things, prevailing and projected energy prices, demand for hydrocarbons, the level of reserves, geological considerations, governmental regulations, availability of drilling rigs and other production and development services and the availability and cost of capital. Fluctuations in energy prices can greatly affect investments to develop natural gas reserves. Drilling activity generally decreases as natural gas prices decrease. Declines in natural gas prices during late 2008 and most of 2009 have caused a negative impact on exploration, development and production activity. Reductions in exploration or production activity in our area of operations could lead to reduced utilization of our systems. Because of these factors, even if natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. Moreover, Quicksilver is not contractually obligated to develop the reserves it has dedicated to us. If reductions in drilling activity or increased competition result in our inability to obtain new sources of supply to replace the natural decline of volumes from existing wells, throughput on our system would decline, which could reduce our revenue and cash available for distribution.

Our construction of new assets may not result in revenue increases and is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our cash flows, results of operations and financial condition.

One of the ways we intend to grow our business is through the construction of new midstream assets. Additions or modifications to our asset base involve numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase as anticipated for a particular project. For instance, we may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. We may not have access to estimates of potential non-Quicksilver reserves in an area prior to constructing or acquiring facilities in such area. To the extent we rely on estimates of future production by parties other than Quicksilver in our decision to expand our systems, such estimates may prove to be inaccurate due to numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. In addition, expansion of our asset base generally requires us to obtain new rights-of-way. We may be unable to obtain such rights-of-way or it may become more expensive for us to obtain or renew rights-of-way. If the cost of rights-of-way increases, our cash flows could be adversely affected.

If we do not make acquisitions on economically acceptable terms, our future growth will be limited.

In addition to expanding our existing systems, we may pursue acquisitions. If we are unable to make these acquisitions because we are: (1) unable to identify attractive acquisition candidates, to analyze acquisition opportunities successfully from an operational and financial point of view or to negotiate acceptable purchase contracts with them; (2) unable to obtain financing for these acquisitions on economically acceptable terms; or (3) outbid by competitors; then our future growth and ability to increase distributions could be limited. Furthermore, even if we do make acquisitions, these acquisitions may not result in an increase in the cash generated by operations.

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenue and costs, including synergies;
•	an inability to integrate successfully the assets we acquire;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business matters;
•	unforeseen difficulties operating in new product areas, with new customers, or new geographic areas; and
•	customer or key employee losses at the acquired businesses.

We depend on our midstream assets to generate our revenue, and if the utilization of these assets was reduced significantly, there could be a material adverse effect on our revenue, earnings, and ability to make distributions to our unitholders.

Operations at our midstream assets could be partially curtailed or completely shut down, temporarily or permanently, as a result of:

•	operational problems, labor difficulties or environmental proceedings or other litigation that compel curtailing of all or a portion of the operations;
•	catastrophic events at our facilities or at downstream facilities owned by others;
•	lack of transportation or fractionation capacity;
•	an inability to obtain sufficient quantities of natural gas; or
•	prolonged reductions in exploration or production activity by producers in the areas in which we operate.

The magnitude of the effect on us of any curtailment of our operations will depend on the length of the curtailment and the extent of the operations affected by such curtailment. We have no control over many of the factors that may lead to a curtailment of operations.

In the event that we are unable to provide either gathering or processing services, Quicksilver may use others to gather or process its production as it so determines. In the event that we are unable to provide either gathering or processing services for 60 consecutive days, for reasons other than force majeure, causing Quicksilver’s wells to be shut-in (in the case of gathering) or resulting in Quicksilver’s inability to by-pass our gathering or processing facilities and deliver its natural gas production to an alternative pipeline (in the case of processing), Quicksilver has the right to terminate our gathering and processing agreement as it relates to the affected wells. In light of our asset concentration, if such a termination were to occur, it could cause our revenue, earnings and cash distributions to our unitholders, available for distribution to decrease significantly.

We cannot control the operations of gas processing, liquids fractionation and transportation facilities we do not own or operate, and our revenue and cash available for distribution could be adversely affected.

We depend upon liquids, fractionation and transportation systems that we do not own. Since we do not own or operate these assets, their continuing operation is not within our control. If any of these pipelines and other facilities becomes unavailable or capacity constrained, it could have a material adverse effect on our business, financial condition and results of operations and cash available for distribution.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenue to decline and operating expenses to increase.

Our natural gas gathering operations are generally exempt from FERC regulation, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we have no assurance that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has regularly been the subject of litigation, so, the classification and regulation of some of our pipelines could change based on future determinations by FERC and the courts. If our gas gathering operations become subject to FERC jurisdiction, the result may adversely affect the rates we are able to charge and the services we currently provide, and may include the potential for a termination of the gathering and processing agreement with Quicksilver.

State and municipal regulations also affect our business. Common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer, as a result, these statutes restrict our right to decide whose production we gather. Federal law leaves any economic regulation of natural gas gathering to the states. Texas, the only state in which we currently operate, has adopted complaint-based regulation of gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve access and rate grievances. Other state and municipal regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our gathering lines currently are subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the rates, terms and conditions of our gathering lines.

We are subject to environmental laws, regulations and permits, including greenhouse gas requirements, that may expose us to significant costs, liabilities and obligations.

We are subject to stringent and complex federal, state and local environmental laws, regulations and permits, relating to, among other things, the generation, storage, handling, use, disposal, movement and remediation of natural gas, NGLs, crude oil and other hazardous materials; the emission and discharge of such materials to the ground, air and water; wildlife protection; and the health and safety of our employees. Failure to comply with these environmental requirements may result in our being subject to litigation, fines or other sanctions, including the revocation of permits and suspension of operations. We expect to continue to incur significant capital and other compliance costs related to such requirements.

We could be liable for any environmental contamination at our or our predecessors’ currently or formerly owned or operated properties or third party waste disposal sites, regardless of whether we were at fault. In addition to potentially significant investigation and remediation costs, such matters can give rise to claims from governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage.

These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. In particular, requirements pertaining to air emissions, including volatile organic compound emissions, have been implemented or are under development that could lead us to incur significant costs or obligations or curtail our operations. For example, GHG emission regulation is becoming more stringent. We are currently required to report annual GHG emissions from some of our operations, and additional GHG emission related requirements are in various stages of development. The U.S. Congress is considering legislation that would establish a nationwide cap-and-trade system for GHGs. In addition, the EPA has proposed regulating GHG emissions from stationary sources pursuant to the Prevention of Significant Deterioration and

Title V provisions of the federal Clean Air Act. If enacted, such regulations could require us to modify existing or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs. Any regulation of GHG emissions, including through a cap-and-trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, reputation, operating performance and product demand. In addition, to the extent climate change results in more severe weather, our customers’ operations may be disrupted, which could reduce product demand.

In addition, various federal and state initiatives are underway to regulate, or further investigate the environmental impacts of, hydraulic fracturing, a practice that involves the pressurized injection of water, chemicals and other substances into rock formations to stimulate hydrocarbon production. To the extent these initiatives reduce the volume of natural gas or associated NGLs that we gather and process, they could adversely affect our business.

Our costs, liabilities and obligations relating to environmental matters could have a material adverse effect on our business, reputation, results of operations and financial condition.

We may incur significant costs as a result of pipeline integrity management program testing.

The DOT requires pipeline operators to develop integrity management programs for pipelines located where a leak or rupture could harm “high consequence areas.” The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•	maintain processes for data collection, integration and analysis;
•	repair and remediate pipelines as necessary; and
•	implement preventive and mitigating actions.

We currently estimate that we will incur future costs of approximately $1.8 million through 2014 to complete the testing required by existing DOT regulations. This estimate does not include the costs, if any, for repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial.

If we are unable to obtain needed capital or financing on satisfactory terms, our ability to make cash distributions may be diminished or our financial leverage could increase.

Historically, we have used our cash flow from operations, borrowings under our Credit Agreement and issuances of equity to fund our capital program, working capital needs and acquisitions. Our capital program may require additional financing above the level of cash generated by our operations to fund our growth. If our cash flow from operations decreases as a result of lower throughput volumes on our gathering and processing systems or otherwise, our ability to expend the capital necessary to expand our business or increase our future cash distributions may be limited. If our cash flow from operations is insufficient to satisfy our financing needs, we cannot be certain that additional financing will be available to us on acceptable terms or at all. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition or general economic conditions at the time of any such financing or offering. Even if we are successful in obtaining the necessary funds, the terms of such financings could have a material adverse effect on our business, results of operations, financial condition and ability to make distributions to our unitholders. Further, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional limited partner interests may result in significant unitholder dilution and would increase the aggregate amount of cash required to maintain the cash distribution rate, which could materially decrease our ability to pay distributions. If additional capital resources are unavailable, we may curtail our activities or be forced to sell some of our assets on an untimely or unfavorable basis.

We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines and facilities have been constructed, which subjects us to the possibility of more onerous terms or increased costs to obtain and maintain valid easements and rights-of-way. We obtain standard easement rights to construct and operate our pipelines on land owned by third parties. Our rights generally revert back to the landowner after we stop using the easement for its specified purpose. Therefore, these easements exist for varying periods of time. Our loss of easement rights could have a material adverse effect on our ability to operate our business, thereby resulting in a material reduction in our revenue, earnings and ability to make cash distributions.

Our business involves many hazards and operational risks, some of which may not be adequately covered by insurance. The occurrence of a significant accident or other event that is not adequately insured could curtail our operations and have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.

Our operations are subject to many risks inherent in the midstream industry including:

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

These risks could result in curtailment or suspension of our related operations. We maintain insurance against some, but not all, of such risks and losses in accordance with customary industry practice. For example, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. In addition some of our insurance policies cover us as named insured on Quicksilver’s policies. As a result, if Quicksilver or another named insured’s claim is paid under such policy it would reduce the coverage available to us. We are not insured against all environmental incidents, claims or damages that might occur. Any significant accident or event that is not adequately insured could adversely affect our business, results of operations and financial condition. In addition, we may be unable to economically obtain or maintain the insurance that we desire. As a result of market conditions, premiums and deductibles for certain of our insurance policies could escalate further. In some instances, certain insurance could become unavailable or available only at reduced coverage levels. Any type of catastrophic event could have a material adverse effect on our business, results of operation, financial condition and ability to make cash distributions.

The provisions of our Credit Agreement and the risks associated with our debt could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our units.

Our Credit Agreement restricts our ability to, among other things:

•	incur additional debt;
•	make distributions on, redeem or repurchase units;
•	make certain investments and acquisitions;
•	incur or permit certain liens to exist;
•	enter into certain types of transactions with affiliates;
•	merge, consolidate or amalgamate with another company; and
•	transfer or otherwise dispose of assets.

Our Credit Agreement, among other things, requires the maintenance of financial covenants that are more fully described in Note 7 to the condensed consolidated financial statements in Item 8 of this annual report. Our ability to comply with the covenants and other provisions of our Credit Agreement may be affected by events beyond our control, and we may be unable to comply with all aspects of our Credit Agreement in the future.

The provisions of our Credit Agreement may affect the manner in which we obtain future financing, pursue attractive business opportunities and plan for and react to changes in business conditions. In addition, failure to comply with the provisions of our Credit Agreement could result in an event of default which could enable the applicable creditors to declare the outstanding principal and accrued interest to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, we may have insufficient assets to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

We are exposed to the credit risks of Quicksilver, and any material nonpayment by Quicksilver could reduce our ability to make distributions to our unitholders.

We are heavily dependent on Quicksilver for the volumes that we gather and process, and are consequently subject to the risk of nonpayment or late payment by Quicksilver. Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it would be with a more creditworthy customer or with a more diversified group of customers. Unless and until we significantly diversify our customer base, we expect to remain subject to non-diversified risk of nonpayment or late payment of our fees. Any material nonpayment or nonperformance by Quicksilver could reduce our ability to make distributions to our unitholders. Furthermore, Quicksilver is highly leveraged and subject to its own operating and regulatory risks, which could increase the risk that it may default on its obligations to us.

The loss of key personnel could adversely affect our ability to operate.

We depend on the leadership, involvement and services of a relatively small group of Quicksilver’s key management personnel. There is a risk that the services of all of these individuals may not be available to us in the future. The loss of the services of any of these individuals could adversely affect our ability to operate our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

A detailed description of our properties and associated 2009 developments is included in Item 1 of this annual report and is incorporated herein by reference.

Item 3.	Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may become a defendant in various legal proceedings and litigation arising in the ordinary course of business.

Item 4.	Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common units are currently traded on the NYSE under the symbol “KGS.” The following table sets forth the high and low sales prices of our common units and the per unit distributions paid for the periods indicated below.

			Distributions
			Per Common
Quarter Ended	High	Low	Unit		Record Date	Payment Date

March 31, 2008	$25.75	$22.15	$0.315		Apr. 30, 2008	May 15, 2008
June 30, 2008	$25.90	$23.50	$0.350		July 31, 2008	Aug. 14, 2008
September 30, 2008	$23.13	$17.25	$0.350		Oct. 31, 2008	Nov. 14, 2008
December 31, 2008	$18.60	$5.59	$0.370	(1)	Feb. 3, 2009	Feb. 13, 2009
March 31, 2009	$14.84	$10.06	$0.370		May 5, 2009	May 15, 2009
June 30, 2009	$14.78	$11.46	$0.370		Aug. 4, 2009	Aug. 14, 2009
September 30, 2009	$17.88	$13.52	$0.390		Nov. 3, 2009	Nov. 13, 2009
December 31, 2009	$22.77	$17.20	$0.390	(2)	Feb. 2, 2010	Feb. 12, 2010

(1)	The 4th quarter 2008 distribution is reflected as 2009 activity, since distributions are recorded when paid

(2)	The 4th quarter 2009 distribution will be reflected as 2010 activity, since distributions are recorded when paid

We also have 11,513,625 subordinated units outstanding for which there is no established market. Quicksilver is the only holder of record of our subordinated units at December 31, 2009.

The last reported sale price of our common units on the NYSE on February 15, 2010, was $19.76. As of that date, there were 3 holders of record.

Cash Distribution Policy

Our cash distribution policy reflects a basic judgment that our unitholders are best served by our distributing cash available after expenses and reserves rather than retaining it. We will strive to finance our maintenance capital expenditures through cash generated from operations and to distribute all of our available cash. Since we are not directly subject to federal income tax, we have more cash to distribute to unitholders than would be the case were we subject to such tax. Our Partnership Agreement requires that we distribute all of our available cash quarterly, except under certain types of circumstances. Our ability to make quarterly distributions is subject to certain restrictions, including restrictions under our debt agreements and Delaware law.

Performance Graph

The following performance graph compares the cumulative total unitholder return on KGS common units with the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Alerian MLP Index for the period from August 7, 2007 to December 31, 2009, assuming an initial investment of $100.

Comparison of Cumulative Total Return

Item 6.	Selected Financial Data

The information in this section should be read in conjunction with Items 7 and 8 of this annual report. The following table includes selected financial data as of and for each of the five years in the period ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Operating Results Data: (1)
(In thousands, except per unit and volume data)
Total revenues	$91,706	$76,084	$35,695	$13,918	$4,868
Total operating expenses	47,610	38,659	22,513	11,340	3,315
Operating income	44,096	37,425	13,182	2,578	1,553
Income before income taxes	35,578	28,999	9,161	2,591	1,553
Net income from continuing operations	35,179	28,746	8,848	2,456	1,553
Loss from discontinued operations	(1,992)	(2,330)	(592)	(35)	-
Net income	33,187	26,416	8,256	2,421	1,553

Diluted earnings per unit:
From continuing operations per unit	$1.28	$1.04	$0.22	n/a	n/a
Net earnings per unit	$1.21	$0.96	$0.20	n/a	n/a
Cash distributions per unit (2)	$1.52	$1.39	$0.47	n/a	n/a

Net cash provided by (used in):
Operating activities	$68,133	$52,683	$14,949	$6,445	$2,304
Investing activities	(54,818)	(148,079)	(73,797)	(78,360)	(43,707)
Financing activities	(12,872)	94,574	57,176	74,712	41,403

Volumes gathered (MMcf)	78,469	70,617	34,284	14,263	3,561
Volumes processed (MMcf)	54,386	56,225	30,802	13,496	3,561

Adjusted gross margin (3)(5)(6)	$63,420	$50,393	$20,884	$5,506	$2,167
EBITDA (4)(5)(6)	63,421	50,404	21,120	5,519	2,167

Financial Condition Information: (1)

Property, plant and equipment, net	$396,952	$432,272	$254,555	$128,456	$53,783
Total assets	402,079	493,015	278,410	134,623	53,783
Long-term debt	125,400	174,900	5,000	-	-
Other long-term obligations (7)	60,897	123,842	118,306	503	29
Partners’ capital	204,561	105,703	110,200	118,652	48,949

(1)	Reflects retroactive presentation of revenues, expenses, assets and liabilities of the HCDS as discontinued operations for 2009 and prior periods.

(2)	Reported amounts include the fourth quarter distribution on all common units paid in the first quarter of the subsequent year.

(3)	Defined as total revenues less operations and maintenance expense and general and administrative expense. Additional information regarding Adjusted Gross Margin, including a reconciliation of Adjusted Gross Margin to Net Income as determined in accordance with GAAP, is included in “Results of Operations” in Item 7 of this annual report.

(4)	Defined as net income plus income tax provision, interest expense, and depreciation and accretion expense. Additional information regarding EBITDA, including a reconciliation of EBITDA to Net Income as determined in accordance with GAAP, is included in “Results of Operations” in Item 7 of this annual report.

(5)	For 2006, adjusted gross margin and EBITDA of $5.5 million less $3.1 million in depreciation and accretion expense equals reported net income of $2.4 million.

(6)	For 2005, adjusted gross margin and EBITDA of $2.2 million less $0.6 million in depreciation and accretion expense equals reported net income of $1.6 million.

(7)	Other long-term obligations include the subordinated note payable to Quicksilver, repurchase obligations to Quicksilver and asset retirement obligations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This MD&A includes the following sections:

•	Current Year Highlights
•	Overview and Performance Metrics
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates

CURRENT YEAR HIGHLIGHTS

The following key events took place during 2009 which have impacted or are likely to impact our financial condition and results of operations:

•	The Corvette Plant was placed into service, providing enhanced compression assets and additional compression fee revenue.
•	Credit agreement was amended by lenders to increase their commitments to $320 million
•	Waived repurchase of the HCDS, which resulted in recognition of discontinued operations
•	Agreement to purchase the Alliance midstream gathering and treating assets from Quicksilver, including a secondary offering to enable the purchase

OVERVIEW AND PERFORMANCE METRICS

We are a growth-oriented limited partnership engaged in gathering, processing and treating natural gas produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas. We began operations in 2004 to provide midstream services primarily to Quicksilver and to other natural gas producers in this area. During 2009, more than 90% of our total gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.

The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather, process and treat natural gas pursuant to contracts under which we receive fees. We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure. However, a sustained decline in commodity prices could result in our customers reducing their production volumes which would cause a resulting decrease in our revenues. Our contracts provide relatively stable cash flows, but little upside in higher commodity price environments.

Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important factors affecting our profitability and unitholder value and therefore we review them monthly for consistency and to identify trends in our operations. These performance measures are outlined below:

Volume — We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. We routinely monitor producer activity in the areas we serve to identify new supply opportunities. Our ability to achieve these objectives is impacted by:

•	the level of successful drilling and production activity in areas where our systems are located;
•	our ability to compete with other midstream companies for production volumes; and
•	our pursuit of new opportunities.

Adjusted Gross Margin — We use adjusted gross margin information to evaluate the relationship between our gathering and processing revenues and the cost of operating our facilities, including our general and administrative overhead. Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for expenses such as interest and income tax which are necessary to maintain our business. In measuring our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner. A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations.”

Operating Expenses — We consider operating expenses in evaluating the performance of our operations. These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period. Our ability to manage operating expenses has a significant impact on our profitability and ability to pay distributions.

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

EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance as compared to those of other companies in the midstream industry without regard to financing methods, capital structure or historical cost basis; and
•	the viability of acquisitions and capital expenditure projects and the rates of return on investment opportunities.

RESULTS OF OPERATIONS

The following table summarizes our combined results of operations for each of the three years in the period ended December 31, 2009:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except volume data)

Total revenues	$91,706	$76,084	$35,695
Operations and maintenance expense	20,677	19,284	11,432
General and administrative expense	7,609	6,407	3,379

Adjusted gross margin	63,420	50,393	20,884
Other income	1	11	236

EBITDA	63,421	50,404	21,120
Depreciation and accretion expense	19,324	12,968	7,702
Interest expense	8,519	8,437	4,257
Income tax provision	399	253	313

Net income from continuing operations	35,179	28,746	8,848
Loss from discontinued operations	(1,992)	(2,330)	(592)

Net income	$33,187	$26,416	$8,256

The following table summarizes our volumes for each of the three years ended December 31, 2009:

	Gathering			Processing
	2009	2008	2007	2009	2008	2007
			(MMcf)

Cowtown System	55,337	57,550	32,673	54,386	56,225	30,802
Lake Arlington Dry System	23,132	13,067	1,611	-	-	-

Total	78,469	70,617	34,284	54,386	56,225	30,802

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
		(In thousands)

Revenue for the year ended December 31, 2007	$16,616	$18,554	$525	$35,695
Volume changes	17,610	15,314	-	32,924
Price changes	5,473	1,617	375	7,465

Revenue for the year ended December 31, 2008	$39,699	$35,485	$900	$76,084
Volume changes	4,414	(1,161)	-	3,253
Price changes	11,265	363	741	12,369

Revenue for the year ended December 31, 2009	$55,378	$34,687	$1,641	$91,706

2009 Compared with 2008

Total Revenues and Volumes — The increase in revenue is related to the $9.8 million of additional compression fees on the Cowtown System where additional compression assets were placed into service during 2009. The increase in total revenues was also due to an increase in volumes that we gathered particularly on the LADS. Additionally, this volume increase was principally due to the well connections made during 2009 as Quicksilver completed and brought on-line additional wells in the Lake Arlington area. We expect our revenues to increase in the future with the addition of the Alliance Midstream Assets which we purchased in January 2010, as well as increases to our volumes on other existing systems. We expect the Alliance Midstream Assets’ revenue to be approximately $5.1 million for the first quarter of 2010.

Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the Corvette Plant placed in service in March 2009 and additional costs to operate compression assets that were placed into service during 2009. However, the increases in our operations and maintenance expenses have been less significant than the increases in our throughput volumes and revenues. Operations and maintenance expenses will likely increase in the future based primarily on the addition of the Alliance Midstream Assets, although we expect these costs to grow at a slower rate than gathering and processing volume increases. We expect the Alliance Midstream Assets’ operations and maintenance expenses to be approximately $2.2 million for the first quarter of 2010.

General and Administrative Expense — The increase in general and administrative expense was primarily the result of our expanded operations and the increase in the allocable portion of Quicksilver’s overhead costs, primarily related to safety and purchasing and transaction costs incurred during 2009 related to the Alliance Midstream Assets purchase. General and administrative expense includes $1.8 million and $1.2 million of equity-based compensation for 2009 and 2008, respectively.

Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin and EBITDA increased from 66% in 2008 to approximately 69% in 2009, primarily due to the increase in revenues, which were partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.

Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service during 2009 in expanding our gathering network and increasing our processing and compression capabilities. Depreciation and accretion expenses will likely increase by an estimated $1.3 million for the first quarter of 2010 as a result of our purchase of the Alliance Midstream Assets.

Interest Expense — Interest expense increased primarily due to greater amounts outstanding under the Credit Agreement throughout 2009, partially offset by lower repurchase obligation balance and lower effective interest rates. During December 2009, we used $80.5 million of proceeds from our secondary offering to pay down the Credit Agreement. During January 2010, we re-borrowed $95 million to purchase the Alliance Midstream Assets and repaid $11 million upon the underwriters’ exercise of their over-allotment.

The following table summarizes the details of interest expense for the years ended December 31, 2009 and 2008. With the culmination of our repurchase obligations during 2009, we expect no interest expense for such items in 2010, although the increased borrowing spreads as a result of our lenders’ redetermination will likely result in an increase to our interest expense:

	Year Ended December 31,
	2009	2008
	(In thousands)

Interest cost:
Revolving credit facility	$5,076	$3,158
Repurchase obligation	1,681	4,283
Subordinated note to Quicksilver	2,072	2,802

Total cost	8,829	10,243
Less interest capitalized	(310)	(1,806)

Interest expense	$8,519	$8,437

2008 Compared with 2007

Total Revenues and Volumes — Approximately $32.9 million of the increase in total revenues was due to the increase in volumes that we gathered and processed in the Fort Worth Basin. This volume increase was principally due to the well connections made during 2008 across each of our systems.

Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the continued expansion of our natural gas gathering systems and additional operating costs related to the full year effect of the natural gas processing facility at the Cowtown Plant placed in service in March 2007 on the Cowtown System. However, the increases in our operations and maintenance expenses were less significant than the increases in our throughput volumes and revenues.

General and Administrative Expense — The increase in general and administrative expense was primarily the result of our expanded operations and the resulting increase in administrative and managerial personnel and their related expenses to support that growth, as well as the full year effect of being a publicly-traded partnership. General and administrative expense includes equity-based compensation for 2008 and 2007 of $1.2 million and $0.4 million, respectively.

Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenues, adjusted gross margin and EBITDA increased from 59% in 2007 to approximately 66% in 2008, primarily due to the increase in revenues, which were partially offset by operations and maintenance expense associated with our current scale of operations and higher general and administrative expense.

Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of the property, plant and equipment placed into service during 2008 in expanding our gathering network and increasing our processing capability.

Interest Expense — Interest expense increased primarily due to the increases in the repurchase obligation to Quicksilver, the subordinated note payable to Quicksilver and the borrowings under the Credit Agreement. Capitalized interest for 2008 relates to their construction of the Corvette Plant.

The following table summarizes the details of interest expense for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(In thousands)

Interest cost:
Revolving credit facility	$3,158	$353
Repurchase obligation	4,283	2,235
Subordinated note to Quicksilver	2,802	1,669

Total cost	10,243	4,257
Less interest capitalized	(1,806)	-

Interest expense	$8,437	$4,257

LIQUIDITY AND CAPITAL RESOURCES

The volumes of natural gas that we gather and process are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, the availability and cost of capital, their level of successful drilling activity and other factors beyond their control. Although Quicksilver has mitigated its near-term exposure to low prices through the use of derivative financial instruments covering portions of its production through 2012, we cannot predict future changes to natural gas prices and how any such pricing changes will influence producers’ behaviors. If reduced drilling and development conditions were to persist or worsen over a prolonged period of time, we could experience a reduction in volumes through our system and therefore reductions of revenue and cash flows.

Our sources of liquidity include:

•	cash generated from operations;
•	borrowings under our credit agreement; and
•	future capital market transactions.

We believe that the cash generated from these sources will be sufficient to meet our expected $0.39 per unit quarterly cash distributions during 2010 and satisfy our short-term working capital and maintenance capital expenditure requirements. In funding the $95.2 million purchase of the Alliance Midstream Assets in January 2010, we re-borrowed $95 million from our Credit Agreement in January 2010 and repaid $11 million upon the underwriters’ exercise of their over-allotment option.

Since the inception of operations in 2004, our cash flows have been significantly influenced by Quicksilver’s production in the Fort Worth Basin. As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.

Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$68,133	$52,683	$14,949
Net cash used in investing activities	(54,818)	(148,079)	(73,797)
Net cash provided by (used in) financing activities	(12,872)	94,574	57,176

2009 Cash Flows Compared to 2008

Cash Flows Provided by Operating Activities — The increase in cash flows provided by operating activities resulted primarily from increased revenues and higher profitability associated with the natural gas gathered and processed through our systems, due to factors discussed above in our results of operations.

Cash Flows Used in Investing Activities — The decrease in cash flows used in investing activities resulted from the lower capital expenditures used to expand our gathering system and processing capabilities, particularly due to an $80 million decrease in spending on plant capital, most significantly related to spending for the Corvette Plant construction. In 2009, we spent $26.9 million on gathering assets, and $27.9 million on processing facilities, which included $26.6 million related to the Corvette Plant. The cash flows used in investing activities during 2009 include the payment of $25.8 million that was incurred and accrued at December 31, 2008.

Cash Flows Used in Financing Activities — Changes in cash flows used in financing activities during 2009 consisted primarily of the 2009 net pay down under our Credit Agreement of $49.5 million compared with 2008 net borrowings of $169.9 million. In addition, we distributed $5.0 million more to our unitholders during 2009. Our secondary offering during December 2009, generated proceeds of $80.8 million for which there was no comparable 2008 event. Cash flows in 2009 also reflect $36.4 million of lower payments pursuant to repurchase obligations compared to 2008, when we purchased LADS.

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

Cash Flows Provided by Financing Activities — Cash flows provided by financing activities in 2008 consisted primarily of the proceeds from borrowings under our Credit Agreement of $169.9 million used to expand our fixed asset base, partially offset by the full year effect of distributions of $31.9 million to our unitholders. We funded a portion of our repurchase obligation to Quicksilver for our 2008 purchase of the LADS for $42.1 million with borrowings under the Credit Agreement.

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

We have budgeted $80 million in capital expenditures for 2010, of which $6.6 million is classified as maintenance capital expenditures. The capital budget includes $50 million for the construction of pipelines and gathering systems, $22 million for compression assets and $8 million for processing plants. The $80 million 2010 capital budget includes approximately $44 million for additional post-acquisition expenditures on the Alliance Midstream Assets.

Repurchase Obligation to Quicksilver

During 2009, KGS’ independent directors voted to acquire certain of the Cowtown Pipeline assets subject to the repurchase obligation that had an original cost of approximately $5.6 million. KGS paid $5.6 million for these assets in September 2009. Furthermore, the independent directors elected not to acquire certain Cowtown Pipeline assets that had been previously included in the repurchase obligation. In doing so, KGS derecognized assets with a carrying value of $56.8 million and also derecognized liabilities associated with the repurchase of $68.6 million. The difference of $11.8 million between the assets’ carrying values and their repurchase obligation was reflected as an increase in partners’ capital effective upon the decision not to purchase. KGS also entered into an agreement with Quicksilver to permit KGS to gather third party gas for a fee across the Cowtown Pipeline laterals retained by Quicksilver. The decision not to purchase certain Cowtown Pipeline assets did not have a material effect on KGS’ gathering and processing revenues as the natural gas stream from these laterals continues to flow into our Cowtown Pipeline gathering and processing facilities.

We had been obligated to repurchase from Quicksilver a gas gathering system in Hill County, Texas, which we refer to as the HCDS, at its fair market value within two years after its completion and commencement of commercial service. As a result of this contractual purchase obligation, we have historically included the HCDS in our financial statements since our initial public offering. In November 2009, we and Quicksilver mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS to us. The assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retroactively reported as discontinued operations.

For a complete description of our repurchase obligations to Quicksilver, see Note 2 to our consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

Other Matters

We regularly review opportunities for both organic growth projects and acquisitions that will enhance our financial performance. Since we strive to distribute most of our available cash to our unitholders, we will depend on a combination of borrowings under our Credit Agreement, operating cash flows and debt or equity offerings to finance any future growth capital expenditures or acquisitions.

Credit Agreement and Subordinated Note

For a complete description of Long Term Debt, see Note 7 to our consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

Total Contractual Obligations

The following table summarizes our total contractual cash obligations as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	Thereafter
	(In millions)

Long-term debt (1)	$181.1	$2.5	$1.1	$126.5	$51.0	$—
Scheduled interest obligations (2)(3)	18.7	6.5	6.5	5.3	0.4	—
Asset retirement obligations (4)	7.7	—	—	—	—	7.7

Total contractual obligations	$207.5	$9.0	$7.6	$131.8	$51.4	$7.7

(1)	As of December 31, 2009, we had $125.4 million outstanding under our Credit Agreement and a $55.7 million subordinated note payable to Quicksilver.

(2)	Based on our debt outstanding and interest rates in effect at December 31, 2009, we would anticipate interest payments to be approximately $4 million annually on our Credit Agreement and approximately $2.5 million on our subordinated note. For each additional $10.0 million in borrowings, annual interest payments will increase by approximately $0.8 million. If the committed amount under our Credit Agreement were to be fully utilized by year-end 2010 at interest rates in effect at December 31, 2009, we estimate that annual interest expenses would increase by approximately $6.3 million. If interest rates on our December 31, 2009 variable debt balance of $181.1 million increase or decrease by one percentage point, our annual income will decrease or increase by $1.8 million.

(3)	Based on our debt outstanding at December 31, 2009 and the net re-borrowing of $84 million, in January 2010, to fund the Alliance Midstream Assets and interest rates in effect at December 31, 2009, we anticipate interest payments to be approximately $9.2 million in 2010. For each additional $10.0 million in borrowings, annual interest payments will increase by approximately $0.8 million. If the committed amount under our Credit Agreement were to be fully utilized by year-end 2010 at interest rates in effect at December 31, 2009, we estimate that annual interest expenses would increase by approximately $3.6 million. If interest rates on our December 31, 2009 variable debt balance of $265.1 million increase or decrease by one percentage point, our annual income will decrease or increase by $2.6 million.

(4)	For more information regarding our asset retirement obligations, see Note 8 to our consolidated financial statements, included in Item 8 of this annual report, none of which is expected to be due before 2015.

CRITICAL ACCOUNTING ESTIMATES

Management discusses with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. Our consolidated financial statements are prepared in accordance with GAAP in the United States. We believe our accounting policies are appropriately selected and applied.

Use of Estimates

GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and notes. These estimates and judgments are based on information available at the time that we make such estimates and judgments. These estimates and judgments principally affected the reported amounts of depreciation expense, asset retirement obligations and stock-based compensation.

Depreciation Expense and Cost Capitalization Policies

Policy Description

Our assets consist primarily of natural gas gathering pipelines, processing plants and compression facilities. We capitalize all construction-related direct labor and material costs plus the interest cost associated with financing the construction of new facilities. These aggregate costs less the estimated salvage value are then depreciated using the straight-line method over the estimated useful life of the constructed asset. The costs of renewals and betterments that extend the useful life or substantially improve the efficiency of property, plant and equipment are also capitalized. The costs of repairs, replacements and normal maintenance projects are expensed as incurred.

Judgments and Assumptions

The computation of depreciation expense requires judgment regarding the estimated useful lives and salvage value of assets. As circumstances warrant, depreciation estimates are reviewed to determine if any changes are needed. Such changes could involve an increase or decrease in estimated useful lives or salvage values which could impact current and future depreciation expense. When making expenditures, we also must determine whether they improve efficiency or extend the useful life of the underlying assets, to determine whether to capitalize such amounts paid.

Asset Retirement Obligations

Policy Description

In certain instances, we have obligations to remove equipment and restore land at the end of our right-of-way period or the asset’s useful life. We estimate the amount and timing of asset retirement expenditures and record the discounted fair value of asset retirement obligations as a liability in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Changes in the liability for the asset retirement obligation are recognized for both the passage of time and revisions to either the timing or the amount of the estimated cash flows. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense on a straight-line basis over the asset’s useful life.

Judgments and Assumptions

Inherent in the fair value calculation of asset retirement obligations are numerous assumptions and judgments including the estimated remaining lives of the wells connected to our systems, the estimated cost to remove equipment or restore land in the future, inflation factors, credit adjusted discount rates and changes in the legal or regulatory requirements. To the extent future revisions to these assumptions impact the fair value of our existing asset retirement obligation, a corresponding adjustment is made to our liability.

Equity-Based Compensation

Policy Description

Prior to 2007, we issued no equity-based compensation awards. During 2007, 2008 and 2009, we issued phantom units to certain non-management directors and executive officers of our general partner and employees of Quicksilver who provide services to us. An estimate of fair value is determined for all share-based payment awards on grant date. Compensation expense for all share-based payment awards is recognized over the vesting period for each award.

Judgments and Assumptions

Generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include forfeiture rates and estimated distributions during the vesting period. Changes in these assumptions can materially affect the fair value estimate.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.

Recently Issued Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 2 to our consolidated financial statements, included in Item 8 of this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.

Credit Risk

Our primary credit risk relates to our dependency on Quicksilver for the majority of our natural gas volumes, which causes us to be subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees. Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future. Accordingly, this risk is higher than it might be with a more creditworthy customer or with a more diversified group of customers. Unless and until we significantly diversify our customer base, we expect to continue to be subject to non-diversified risk of nonpayment or late payment of our fees. Additionally, broad market factors such as lower credit availability, prompt us to perform frequent credit analyses of our customers. We have not had any significant losses due to counter-party failures to perform.

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

We are exposed to variable interest rate risk as a result of borrowings under our Credit Agreement and our subordinated note to Quicksilver. The table of contractual obligations contained in Item 7 contains more information regarding interest rate sensitivity.

Item 8.	Financial Statements and Supplementary Data

QUICKSILVER GAS SERVICES LP
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Quicksilver Gas Services LP
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Quicksilver Gas Services LP and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and changes in partners’ capital for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quicksilver Gas Services LP and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 15, 2010

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data

	Year Ended December 31,
	2009	2008	2007

Revenue
Gathering and transportation revenue - Quicksilver	$53,253	$34,468	$14,932
Gathering and transportation revenue	2,125	5,231	1,684
Gas processing revenue - Quicksilver	32,605	30,127	16,564
Gas processing revenue	2,082	5,358	1,990
Other revenue - Quicksilver	1,641	900	525

Total revenue	91,706	76,084	35,695

Expenses
Operations and maintenance	20,677	19,284	11,432
General and administrative	7,609	6,407	3,379
Depreciation and accretion	19,324	12,968	7,702

Total expenses	47,610	38,659	22,513

Operating income	44,096	37,425	13,182
Other income	1	11	236
Interest expense	8,519	8,437	4,257

Income from continuing operations before income taxes	35,578	28,999	9,161
Income tax provision	399	253	313

Net income from continuing operations	35,179	28,746	8,848
Loss from discontinued operations	(1,992)	(2,330)	(592)

Net income	$33,187	$26,416	$8,256

Net income attributable to the period from January 1, 2007 to August 9, 2007			$3,444
Net income attributable to the period from August 10, 2007 to December 31, 2007			4,812

Net income			$8,256

General partner interest in net income (1)	$1,189	$652	$93
Common and subordinated unitholders’ interest in net income (1)	$31,998	$25,764	$4,719
Basic earnings per unit: (1)
From continuing operations per common and subordinated unit	$1.41	$1.18	$0.22
From discontinued operations per common and subordinated unit	$(0.08)	$(0.10)	$(0.02)
Net earnings per common and subordinated unit	$1.33	$1.08	$0.20
Diluted earnings per unit: (1)
From continuing operations per common and subordinated unit	$1.28	$1.04	$0.22
From discontinued operations per common and subordinated unit	$(0.07)	$(0.08)	$(0.02)
Net earnings per common and subordinated unit	$1.21	$0.96	$0.20
Weighted average number of common and subordinated units outstanding: (1)
Basic	24,057	23,783	23,777
Diluted	28,189	29,583	23,787

(1)	Amounts for 2007 represent the post-IPO period after August 10, 2007

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$746	$303
Accounts receivable	1,342	1,908
Prepaid expenses and other current assets	180	594

Total current assets	2,268	2,805
Property, plant and equipment, net	396,952	432,272
Assets of discontinued operations	-	56,022
Other assets	2,859	1,916

	$402,079	$493,015

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$2,475	$1,375
Accounts payable to Quicksilver	1,727	10,917
Accrued additions to property, plant and equipment	4,011	13,755
Accounts payable and other	2,240	1,852

Total current liabilities	10,453	27,899
Long-term debt	125,400	174,900
Note payable to Quicksilver	53,243	52,271
Repurchase obligations to Quicksilver	-	66,997
Asset retirement obligations	7,654	4,574
Deferred income tax liability	768	369
Liabilities of discontinued operations	-	60,302
Commitments and contingent liabilities (Note 9)
Partners’ capital
Common unitholders (16,313,451 and 12,269,714 units issued and outstanding at December 31, 2009 and December 31, 2008, respectively)	200,963	108,036
Subordinated unitholders (11,513,625 units issued and outstanding at December 31, 2009 and 2008)	3,040	(2,328)
General partner	558	(5)

Total partners’ capital	204,561	105,703

	$402,079	$493,015

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$33,187	$26,416	$8,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,542	14,382	7,987
Accretion of asset retirement obligations	394	184	83
Deferred income taxes	399	196	38
Equity-based compensation	1,705	1,017	130
Non-cash interest expense	6,191	9,787	4,396
Changes in assets and liabilities:
Accounts receivable	740	(1,200)	(815)
Prepaid expenses and other assets	387	(612)	(543)
Accounts receivable and payable with Quicksilver	3,621	4,002	(5,975)
Accounts payable and other	(33)	(1,489)	1,392

Net cash provided by operating activities	68,133	52,683	14,949

Investing activities:
Capital expenditures	(54,818)	(148,079)	(73,797)

Net cash used in investing activities	(54,818)	(148,079)	(73,797)

Financing activities:
Proceeds from sale of assets to Quicksilver	-	-	29,508
Proceeds from revolving credit facility borrowings	56,000	169,900	5,000
Debt issuance costs paid	(1,446)	(486)	(1,041)
Repayment of repurchase obligation to Quicksilver	(5,645)	(42,085)	-
Repayments of credit facility	(105,500)	-	-
Repayment of subordinated note payable to Quicksilver	-	(825)	-
Proceeds from issuance of equity units	80,760	-	112,298
Issuance costs of equity units paid	(31)	-	(2,933)
Distribution of offering proceeds to partners	-	-	(119,806)
Contributions by Quicksilver	-	-	38,045
Contributions by other partners	-	-	167
Distributions to unitholders	(36,947)	(31,930)	(4,062)
Other	(63)	-	-

Net cash provided by (used in) financing activities	(12,872)	94,574	57,176

Net cash increase (decrease)	443	(822)	(1,672)
Cash at beginning of period	303	1,125	2,797

Cash at end of period	$746	$303	$1,125

Cash paid for interest	$4,682	$2,341	$-
Cash paid for income taxes	$-	$332	$-
Non-cash transactions:
Working capital related to capital expenditures	$6,101	$31,920	$30,809
Debt issuance costs	-	-	(12)
Costs in connection with the equity offering	(416)	-	(275)
Issuance of subordinated note payable to Quicksilver	-	-	50,000
Disposition (acquisition) of property, plant and equipment under repurchase obligation, net	111,070	(77,108)	(50,118)
Equity contribution related to assets not purchased pursuant to repurchase obligations	$20,663	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands

			Partners’ Capital
			Limited Partners
		Redeemable
	Net Parent	Partners’			General
	Equity	Capital	Common	Subordinated	Partner	Total

Balance at January 1, 2007	$118,652	$7,431	$-	$-	$-	$126,083
Net income attributable to the period from January 1, 2007 through August 9, 2007	3,119	326	-	-	-	3,445
Contributions	38,045	167	-	-	-	38,212
Initial public offering of units, net of offering costs	-	-	109,090	-	-	109,090
Distribution of initial public offering proceeds	(112,112)	(7,694)	-	-	-	(119,806)
Distribution of subordinated note payable to Quicksilver	(50,000)	-	-	-	-	(50,000)
Reclass Quicksilver’s equity balance to receivable from Quicksilver	2,296	-	-	-	-	2,296
Reclass redeemable partners’ capital	-	(230)	230	-	-	-
Distributions paid to partners	-	-	(2,054)	(1,929)	(79)	(4,062)
Equity-based compensation expense recognized	-	-	130	-	-	130
Net income attributable to the period from August 10, 2007 through December 31, 2007	-	-	2,434	2,285	93	4,812

Balance at December 31, 2007	-	-	109,830	356	14	110,200
Equity-based compensation expense recognized	-	-	1,017	-	-	1,017
Distributions paid to partners	-	-	(16,135)	(15,140)	(655)	(31,930)
Net income	-	-	13,324	12,456	636	26,416

Balance at December 31, 2008	-	-	108,036	(2,328)	(5)	105,703

Equity-based compensation expense recognized	-	-	1,705	-	-	1,705
Distributions paid to partners	-	-	(18,471)	(17,270)	(1,206)	(36,947)
Net income	-	-	19,072	12,926	1,189	33,187
Contribution by Quicksilver	-	-	10,371	9,712	580	20,663
Public offering of units, net of offering costs	-	-	80,313	-	-	80,313
Other	-	-	(63)	-	-	(63)

Balance at December 31, 2009	$-	$-	$200,963	$3,040	$558	$204,561

The accompanying notes are an integral part of these consolidated financial statements.

QUICKSILVER GAS SERVICES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization — Quicksilver Gas Services LP (“KGS”) is a Delaware limited partnership formed in January 2007 for the purpose of completing a public offering of common units and concurrently acquiring the assets of Quicksilver Gas Services Predecessor (“KGS Predecessor”). KGS’ general partner is Quicksilver Gas Services GP LLC, a Delaware limited liability company, which is owned by Quicksilver Resources Inc. (“Quicksilver”). KGS Predecessor, since its inception in 2004, was comprised of entities under the common control of Quicksilver.

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

On December 10, 2009, KGS entered into an underwriting agreement to offer 4,000,000 common units at a price to the public of $21.10 per common unit. The total net proceeds that we received from the secondary offering, before expenses, were approximately $81 million. In January 2010, pursuant to the underwriting agreement, the underwriters exercised their option to purchase an additional 549,200 common units, for $11.1 million. During December 2009, we used the proceeds from our secondary offering to pay down the Credit Agreement. During January 2010, we re-borrowed $95 million to complete the purchase of the Alliance Midstream Assets. Also in January 2010, we used $11 million from the over-allotment to pay down borrowings under the Credit Agreement.

The ownership of KGS is as follows:

	Ownership
	December 31, 2009	January 2010 (1)

Common unitholders:
Public	37.5%	39.0%
Quicksilver	20.1%	19.7%
Subordinated unitholders:
Quicksilver	40.7%	39.7%

Total limited partner interest	98.3%	98.4%

General Partner interest:
Quicksilver	1.7%	1.6%

Total	100.0%	100.0%

(1)	Reflects the effects of the underwriters’ exercise of the over-allotment and the vesting of phantom units that occurred in January 2010

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

Description of Business — We are engaged in the gathering, processing, compression and treating of natural gas and the delivery of NGLs, produced from the Barnett Shale formation in the Fort Worth Basin located in Texas. We provide services under contracts, whereby we receive fees for performing gathering, processing and treating services. We do not take title to the natural gas or associated NGLs therefore avoiding direct commodity price exposure.

KGS’ assets include or formerly included:

Cowtown System
The Cowtown System, located principally in Hood and Somervell counties in the southern portion of the Fort Worth Basin, which includes:

-	the Cowtown Pipeline, consisting of a gathering system and gas compression facilities. This system gathers natural gas produced by our customers and delivers it to the Cowtown and Corvette Plants for processing;

-	the Cowtown Plant, consisting of two natural gas processing units with a total capacity of 200 MMcfd that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for further transport and sale downstream; and

-	the Corvette Plant, placed in service during 2009, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for further transport and sale downstream.

Lake Arlington Dry System
The LADS, located in Tarrant County, which consists of a gas gathering system and a gas compression facility with capacity of 120 MMcfd. This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for further transport and sale downstream.

Hill County Dry System
As more fully described in Note 2 to our financial statements, KGS’ financial information through November 2009 also includes the operations of a gathering system in Hill County, Texas, HCDS, which gathers natural gas and delivers it to unaffiliated pipelines for further transport and sale downstream. As of November 2009, the assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon our decision not to purchase the system from Quicksilver.

Alliance Midstream Assets
During January 2010, we completed the purchase of the Alliance Midstream Assets, located in Tarrant and Denton counties of Texas, from Quicksilver for $95.2 million. The acquired assets consist of gathering systems and a compression facility with a total capacity of 115 MMcfd, an amine treating facility with capacity of 180 MMcfd and a dehydration treating facility with capacity of 200 MMcfd. This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for further transport downstream.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying consolidated financial statements and related notes present the financial position, results of operations, cash flows and changes in partners’ capital of our natural gas gathering and processing assets. The financial statements include historical cost-basis accounts of the assets of KGS Predecessor which were contributed to KGS by Quicksilver and two private investors in connection with the IPO.

Discontinued Operations — In November 2009, Quicksilver and KGS mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver. The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009. In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenues and expenses from our consolidated results of operations beginning in November 2009. The assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations.

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

Cash and Cash Equivalents — We consider all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash or cash equivalents. These cash equivalents consist principally of temporary investments of cash in short-term money market instruments.

Accounts receivable — Accounts receivable are due from Quicksilver and other independent natural gas producers. Each of our customers is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Although we do not require collateral, appropriate credit ratings are required. Receivables are generally due within 60 days. At December 31, 2009 and 2008, we have recorded no allowance for uncollectible accounts receivable. During 2009, we experienced no significant non-payment for services.

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

Impairment of Long-Lived Assets — We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, we would record an impairment charge to reduce the carrying amount for the asset to its estimated fair value. At December 31, 2009, our analysis of estimated future cash flows indicated that there was no impairment on our long-lived assets.

Other Assets — Other assets consist of costs associated with debt issuance and pipeline license agreements net of amortization. Debt issuance costs are amortized over the term of the associated debt. Pipeline license agreements provide us the right to construct, operate and maintain certain pipelines with local municipalities. The pipeline license agreements are amortized over the term of the agreement.

Asset Retirement Obligations — We record the discounted fair value of the liability for asset retirement obligations in the period in which it is legally or contractually incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to the initial measurement, the asset retirement cost is allocated to expense using a straight line method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the estimated cash flows.

Repurchase Obligations to Quicksilver — On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of:

•	a portion of the gathering lines in the Cowtown Pipeline;
•	the LADS; and
•	the HCDS.

At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS Predecessor collected the $29.5 million on August 9, 2007. All assets conveyed were subject to repurchase by KGS from Quicksilver as follows:

Cowtown Pipeline - During 2009, KGS’ independent directors voted to acquire certain of the Cowtown Pipeline assets subject to the repurchase obligation that had an original cost of approximately $5.6 million. KGS paid $5.6 million for these assets in September 2009. Furthermore, the independent directors elected not to acquire certain Cowtown Pipeline assets that had been previously included in the repurchase obligation. In doing so, KGS derecognized assets with a carrying value of $56.8 million and also derecognized liabilities associated with the repurchase of $68.6 million. The difference of $11.8 million between the assets’ carrying values and their repurchase obligation was reflected as an increase in partners’ capital effective upon the decision not to purchase. KGS also entered into an agreement with Quicksilver to permit KGS to gather third party gas for a fee across the laterals retained by Quicksilver. The decision not to purchase certain Cowtown Pipeline assets did not have a material effect on KGS’ gathering and processing revenues as the natural gas stream from these laterals continues to flow into our Cowtown Pipeline gathering and processing facilities.

Lake Arlington Dry System - KGS completed the purchase of the LADS during the fourth quarter of 2008 for approximately $42 million.

Hill County Dry System - In November 2009, Quicksilver and KGS mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver. The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009. The difference of $8.9 million between the assets’ carrying values and the liabilities was reflected as an increase in partners’ capital effective upon the decision not to purchase. In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenues and expenses from our consolidated results of operations, beginning in November 2009. The assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations.

All of these assets’ conveyance from KGS to Quicksilver was not treated as a sale for accounting purposes because KGS operated them and originally intended to purchase them. Accordingly, the original cost and subsequently incurred costs were recognized in both KGS’ property, plant and equipment and its repurchase obligations to Quicksilver. Similarly, KGS’ results of operations included the revenues and expenses for these operations. For 2009, KGS recognized $3.7 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 3.8%, of which $2.0 million is reflected in discontinued operations. All repurchase obligations for these assets were concluded by December 31, 2009.

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

Revenue Recognition — Our primary service offerings are the gathering and processing of natural gas. KGS has contracts under which it receives revenue based on the volume of natural gas gathered and processed. KGS recognizes revenue when all of the following criteria are met:

•	persuasive evidence of an exchange arrangement exists;
•	services have been rendered;
•	the price for its services is fixed or determinable; and
•	collectability is reasonably assured.

Income Taxes — We are subject to a margin tax that requires tax payments at a maximum statutory effective rate of 0.7% of the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires us to recognize currently the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Under the margin tax, taxable entities that are part of an affiliated group engaged in a unitary business must file a combined group report. As a result, KGS is included in a combined group report with Quicksilver and is allocated its proportionate share of the tax liability.

Earnings per Limited Partner Unit — Earnings per unit presented on the statement of income for 2007 reflect only the earnings for the period subsequent to KGS’ IPO. KGS’ net income is allocated to the general partner and the limited partners, including the holders of the common and subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the general partner. Basic earnings per unit are computed by dividing net income attributable to limited partner unitholders by the weighted-average number of limited partner units outstanding during each period. Diluted earnings per unit are computed using the treasury stock method, which considers the impact to net income and common units from the potential issuance of units and conversion of debt into limited partner units.

Segment Information — KGS operates solely in the midstream segment in Texas where it provides natural gas gathering, treating and processing services.

Fair Value of Financial Instruments — The fair value of accounts receivable, accounts payable, long-term debt and the note payable to Quicksilver approximate their carrying amounts.

Equity-Based Compensation — At time of issuance of phantom units, our general partner’s board of directors determines whether they will be settled in cash or settled in KGS units. For awards payable in cash, we amortize the expense associated with the award over the vesting period. The liability for fair value is reassessed at every balance sheet date, such that the vested portion of the liability is adjusted to reflect revised fair value through compensation expense. Phantom unit awards payable in units are valued at the closing market price of KGS common units on the date of grant. The unearned compensation is amortized to compensation expense over the vesting period of the phantom unit award.

Recently Issued Accounting Standards

Accounting standard-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements. Below, we present a discussion of only those pronouncements that we expect will have an impact on our financial statements.

Pronouncements Impacting KGS That Have Been Implemented

In June 2009, and through subsequent updates, the FASB issued guidance that identified the FASB Accounting Standards Codification as the single source of authoritative GAAP not promulgated by the SEC. The FASC retains existing GAAP and had no effect on our financial statements upon its adoption by us on September 30, 2009, although any references to GAAP herein have been converted to the codified reference.

The FASB issued revised guidance for business combinations in December 2007, which retained fundamental requirements that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. The acquirer is the entity that obtains control in the business combination and the guidance establishes the criteria to determine the acquisition date. An acquirer is also required to recognize the assets acquired and liabilities assumed measured at their fair values as of the acquisition date. In addition, acquisition costs are required to be recognized separately from the acquisition. Additional clarifications were issued on April 1, 2009 that address application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Had we made or should we make any acquisition after January 1, 2009, when we adopted FASC Topic 805, Business Combinations, we would have applied and will apply this guidance, but otherwise adoption had no effect on our financial statements.

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

The FASB issued guidance in May 2009 for disclosure of events that occur after the balance sheet date but before financial statements are issued by public entities. It mirrors the longstanding existing guidance for subsequent events that was promulgated by the American Institute of Certified Public Accountants. We adopted the guidance found in FASC Subtopic 855-10, Subsequent Events, during the quarter ended June 30, 2009 when the guidance became effective, without impact.

The FASB issued updated disclosure guidance in August 2009, which updated FASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. We have adopted all relevant guidance related to fair value measurement and disclosure.

Pronouncements Not Yet Implemented

There are currently no pronouncements that have been issued and that we believe will impact us, which we have not already adopted.

3.	NET INCOME PER COMMON AND SUBORDINATED UNIT

The following is a reconciliation of the weighted-average common and subordinated units used in the basic and diluted earnings per unit calculations for 2009, 2008 and 2007. The impact of the convertible debt is dilutive for 2009 and 2008, but was anti-dilutive for 2007.

	Years Ended December 31,
	2009	2008	2007(1)

Common and subordinated unitholders’ interest in net income from continuing operations	$33,957	$28,049	$5,199
Common and subordinated unitholders’ interest in net loss from discontinued operations	(1,959)	(2,285)	(480)

Common and subordinated unitholders’ interest in net income	$31,998	$25,764	$4,719
Impact of interest on subordinated note to Quicksilver	2,038	2,748	-

Income available assuming conversion of convertible debt	$34,036	$28,512	$4,719

Weighted-average common and subordinated units — basic	24,057	23,783	23,777
Effect of restricted phantom units	486	141	10
Effect of subordinated note to Quicksilver (2)	3,646	5,659	-

Weighted-average common and subordinated units — diluted	28,189	29,583	23,787

Basic earnings per unit:
From continuing operations per common and subordinated unit	$1.41	$1.18	$0.22
From discontinued operations per common and subordinated unit	$(0.08)	$(0.10)	$(0.02)
Net earnings per common and subordinated unit	$1.33	$1.08	$0.20
Diluted earnings per unit:
From continuing operations per common and subordinated unit	$1.28	$1.04	$0.22
From discontinued operations per common and subordinated unit	$(0.07)	$(0.08)	$(0.02)
Net earnings per common and subordinated unit	$1.21	$0.96	$0.20
Assumed conversion price (2)	$15.28	$9.48	N/A

(1)	Amounts for 2007 represent the period from August 10, 2007 to December 31, 2007

(2)	Assumes that convertible debt is converted using the lesser of average closing price per unit or final closing price on December 31.

4.	DISCONTINUED OPERATIONS

In November 2009, Quicksilver and KGS mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver. The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009. In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenues and expenses from our consolidated results of operations beginning in November 2009. The assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon our decision not to purchase the system from Quicksilver as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues	$3,771	$1,974	$246
Operating Expenses	(3,718)	(2,564)	(448)
Interest Expense	(2,045)	(1,740)	(390)

Loss from discontinued operations	$(1,992)	$(2,330)	$(592)

As of December 31, 2008
(In thousands)

Assets
Property, plant and equipment, net	$55,848
Accounts receivable	174

Total assets	$56,022

Liabilities
Accounts payable and other	$3,341
Repurchase obligations to Quicksilver	56,301
Asset retirement obligations	660

Total liabilities	$60,302

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

		December 31,
	Depreciable Life	2009	2008
		(In thousands)

Gathering and transportation systems	20 years	$126,468	$146,061
Processing plants and compression facilities	20-25 years	271,311	146,106
Construction in progress - plant		-	106,563
Construction in progress - pipeline		5,630	24,315
Rights-of-way and easements	20 years	26,858	30,208
Land		1,101	1,114
Buildings and other	20-40 years	2,732	1,836

		434,100	456,203
Accumulated depreciation		(37,148)	(23,931)

Net property, plant and equipment		$396,952	$432,272

Construction in progress — plant of $106.5 million in 2008, reflects the construction of the Corvette Plant, a processing plant and compression facility attached to the Cowtown Pipeline, which was placed in service during the first quarter of 2009.

6.	ACCOUNTS PAYABLE AND OTHER

Accounts payable and other consists of the following:

	December 31,
	2009	2008
	(In thousands)

Accrued operating expenses	$204	$879
Equity compensation payable	242	116
Equity offering expense	416	-
Tax services	236	-
Legal services	376	-
Interest payable	660	734
Other	106	123

	$2,240	$1,852

7.	LONG-TERM DEBT

The following table summarizes our long-term debt payments due by period:

	Payments Due by Period
Long-Term Debt	Total	2010	2011-2013	2014-2015	Thereafter
	(In millions)

Credit Agreement	$125.4	$-	$125.4	$-	$-
Subordinated Note to Quicksilver	55.7	2.5	53.2	-	-

Total long-term debt	$181.1	$2.5	$178.6	$-	$-

Credit Agreement — As of December 31, 2008, we had a $235 million senior secured credit facility (“Credit Agreement”). During October 2009, our lenders amended our Credit Agreement and increased their commitments to a total of $320 million, and with additional commitment increases and lender consent, our available capacity could expand to $350 million. The Credit Agreement matures in August 2012, but can be extended up to two additional years with lenders approval.

Also as part of the amendment in October 2009, the Credit Agreement borrowing spreads were revised as follows:

Interest rate option	After Amendment

ABR borrowings	2.00% to 3.00%
Eurodollar borrowings	3.00% to 4.00%
Swingline borrowings	3.00% to 4.00%
Commitment fee on used capacity	0.50%

The Credit Agreement provides for revolving loans, swingline loans and letters of credit. The Credit Agreement is secured by substantially all of KGS’ and its subsidiaries’ assets and is guaranteed by KGS’ subsidiaries.

The Credit Agreement contains certain covenants which can limit KGS’ borrowing capacity. All of the financial covenants exclude the subordinated note payable to Quicksilver and KGS’ repurchase obligations to Quicksilver and any related non-cash interest. These financial covenants are summarized below:

Quarters Ended	Maximum Debt to EBITDA	Minimum EBITDA to Interest
December 31, 2009 and thereafter	4.50 to 1	2.50 to 1

Based on our results through December 31, 2009, our total borrowing capacity was $297 million and our borrowings were $125.4 million. The weighted-average interest rate as of December 31, 2009 was 3.3%. The Credit Agreement contains restrictive covenants that prohibit the declaration or payment of distributions by KGS if a default then exists or would result therefrom, and otherwise limits the amount of distributions that KGS can make. Upon an event of default, the Credit Agreement allows for the acceleration of the loans, the termination of the Credit Agreement and foreclosure on collateral.

During December 2009, we used $80.5 million of proceeds from our secondary offering to pay down the Credit Agreement. During January 2010, we re-borrowed $95 million to complete the purchase of the Alliance Midstream Assets. In January 2010, we used $11 million from the over-allotment to pay down the Credit Agreement.

Subordinated Note — In August 2007, KGS executed a subordinated promissory note (the “Subordinated Note”) payable to Quicksilver in the principal amount of $50.0 million.

The Subordinated Note accrues interest based upon the rate applicable to borrowings under the Credit Agreement plus 1%, which is locked at the time of borrowing. The weighted-average interest rate at December 31, 2009 was 3.8%. Accrued and unpaid interest is payable quarterly on the last business day of each calendar quarter, beginning on March 31, 2008, and on the Subordinated Note’s maturity date described below. Quarterly interest may be paid in cash or by adding it to the outstanding principal balance of the Subordinated Note. Subject to certain restrictions, quarterly installments of $275,000 are payable on the last business day of each calendar quarter. The final payment is due on February 10, 2013. However, if the maturity date of the Credit Agreement is extended, the maturity date of the Subordinated Note will also be automatically extended to the date that is six months after the revised Credit Agreement maturity date. Amounts payable under the Subordinated Note may at all times, at Quicksilver’s election, be paid, in whole or in part, using KGS units. The Subordinated Note contains events of default that permit, among other things, the acceleration of the debt (unless otherwise prohibited pursuant to the subordination provisions described below). Such events of default include, but are not limited to, payment defaults under the Subordinated Note, the breach of certain covenants after applicable grace periods and the occurrence of an event of default under the Credit Agreement.

Amounts due under the Subordinated Note are subordinated in right of payment to all of our obligations under the Credit Agreement. KGS is precluded from making any payments under the Subordinated Note if any of the following events exist or would result as of the date of the proposed Subordinated Note payment:

•	an event of default under the Credit Agreement;
•	the existence of a pending judicial proceeding with respect to any event of default under the Credit Agreement; or
•	our ratio of total indebtedness (which includes the Subordinated Note) to EBITDA as of the end of the fiscal quarter immediately preceding the date of such payment was equal to or greater than 3.5 or would be greater than 3.5 after consideration of such payment.

Through December 31, 2009, we have made all scheduled quarterly interest payments at the end of each quarter by adding them to the principal of the Subordinated Note in accordance with its terms. Accordingly, interest expense of $2.1 million recognized during 2009 was added to the Subordinated Note. In 2009, all of the quarterly principal payments were prevented by the indebtedness to EBITDA limitation described above.

8.	ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the asset retirement obligation:

Year Ended
December 31, 2009
(In thousands)

Beginning asset retirement obligations	$4,574
Incremental liability incurred	3,195
Repurchase obligations not exercised	(509)
Accretion expense	394

Ending asset retirement obligations	$7,654

As of December 31, 2009, no assets are legally restricted for use in settling asset retirement obligations.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

Litigation — At December 31, 2009, KGS was not subject to any material lawsuits or other legal proceedings.

Casualties or Other Risks — Quicksilver maintains coverage in various insurance programs on KGS’ behalf, which provides it with property damage, and other coverages which are customary for the nature and scope of its operations.

Management of our general partner believes that Quicksilver has adequate insurance coverage, although insurance will not cover every type of loss that might occur. As a result of insurance market conditions, premiums and deductibles for certain insurance policies have increased substantially and, in some instances, certain insurance may become unavailable, or available for only reduced amounts of coverage. As a result, Quicksilver may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. KGS maintains its own directors and officers’ insurance policy separate from the policy maintained by Quicksilver.

If KGS were to incur a significant loss for which it was not adequately insured, the loss could have a material impact on our consolidated financial condition and results of operations. In addition, the proceeds of any available insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. Any event that interrupts our revenues, or which causes us to make significant expenditures not covered by insurance, could reduce our ability to meet our financial obligations.

Regulatory Compliance — In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of management of our general partner, compliance with current laws and regulations will not have a material adverse effect on our financial condition or results of operations.

Environmental Compliance — Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, we are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2009, we had recorded no liabilities for environmental matters.

Commitments — KGS purchased the Alliance Midstream Assets from Quicksilver in January 2010 for approximately $95 million and also assumed construction commitments of approximately $7.4 million related thereto.

10.	INCOME TAXES

We have recorded no provision for federal income taxes in our consolidated financial statements as such income is taxable directly to the partners holding interests in KGS.

Temporary differences relating to KGS’ assets and liabilities will affect the Texas margin tax and a deferred tax liability has been recorded in the amount of $0.8 million and $0.4 million as of December 31, 2009 and 2008, respectively. KGS derives all of its revenue from operations in Texas.

Quicksilver does not expect to owe consolidated Texas margin tax for 2009 and, accordingly, KGS does not expect to make a cash payment for its 2009 liability for Texas margin tax, based upon Texas filing rules. All effects of the 2009 Texas margin tax calculation are captured in deferred income taxes.

11.	EQUITY PLAN

Awards of phantom units have been granted under KGS’ 2007 Equity Plan, as amended, which, as of December 31, 2009, had capacity for the issuance of up to 750,000 remaining units. The following table summarizes information regarding the phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
	Units	Date Fair Value	Units	Date Fair Value

Unvested phantom units - January 1, 2009	60,319	$21.63	139,918	$25.15
Vested	(26,526)	13.79	(49,789)	25.25
Issued	5,420	16.65	405,428	10.06
Cancelled	(5,973)	21.36	(9,885)	15.90

Unvested phantom units - December 31, 2009	33,240	$20.90	485,672	$12.75

At January 1, 2009, KGS had total unvested compensation expense of $2.3 million related to phantom units. KGS recognized compensation expense of approximately $2.6 million during 2009, including $0.4 million related to Quicksilver equity grants issued to employees seconded to KGS. Grants of phantom units during 2009 had an estimated grant date fair value of $4.2 million. KGS has unearned compensation expense of $2.9 million at December 31, 2009 that will be recognized in expense through September 2012. Phantom units that vested during 2009 had a fair value of $1.6 million on their vesting date.

At December 31, 2008 and 2009, respectively, 603,993 and 750,000 units were available for issuance under the 2007 Equity Plan, as amended.

On October 7, 2009, unitholders approved an amendment to the 2007 Equity Plan, which increased the number of units available for issuance to 750,000 units as of November 4, 2009. The plan was subsequently amended by our general partner’s board of directors.

12.	TRANSACTIONS WITH RELATED PARTIES

Upon completion of, or in connection with, our IPO, we entered into a number of agreements with related parties. A description of those agreements follows:

Omnibus Agreement — On August 10, 2007, KGS entered into an agreement with its general partner and Quicksilver, which addressed, among other matters:

•	restrictions on Quicksilver’s ability to engage in midstream activities in Quicksilver Counties;
•	Quicksilver’s and our rights and obligations related to the LADS and the HCDS;
•	Our obligation to reimburse Quicksilver for all general and administrative expenses incurred by it on our behalf;
•	Our obligation to reimburse Quicksilver for all insurance coverage expenses it incurs or payments it makes with respect to our assets; and
•	Quicksilver’s obligation to indemnify us for certain liabilities and our obligation to indemnify Quicksilver for certain liabilities.

Secondment Agreement — Quicksilver and our general partner have a services and secondment agreement pursuant to which specified employees of Quicksilver have been seconded to our general partner to provide operating, routine maintenance and other services with respect to the assets owned or operated by us. We reimburse Quicksilver for the services provided by the seconded employees. The initial term of the agreement runs through August 2017, but will extend for additional annual periods unless cancelled by either party with 180 days’ written notice. In 2009, we reimbursed Quicksilver $9.7 million for the services provided by the seconded employees.

Gas Gathering and Processing Agreements — Quicksilver has agreed to dedicate all of the natural gas produced on properties operated by Quicksilver within the areas served by our Cowtown System and LADS through 2017 and for the areas served by Alliance Midstream Assets through 2019. These dedications do not obligate Quicksilver to develop the reserves subject to these agreements.

Cowtown System - Effective September 1, 2008, Quicksilver and KGS revised the previous agreement by specifying that Quicksilver has agreed to pay a fee per MMBtu for gathering, processing and compression of gas on the Cowtown System. The compression fee payable by Quicksilver at a gathering system delivery point shall never be less than our actual cost to perform such compression service. Quicksilver may also pay us a treating fee based on carbon dioxide content at the pipeline entry point. The rates are each subject to an annual inflationary escalation. During 2009, we recognized $71.3 million related to this agreement.

During 2009, we entered into an agreement with Quicksilver to redeliver gas from the Cowtown Plant to a group of wells located near the facility. We recognized $0.9 million in revenue during 2009 related to this agreement.

Lake Arlington Dry System - During the fourth quarter of 2008, we completed the acquisition of the LADS from Quicksilver for $42.1 million. In conjunction with the purchase, Quicksilver assigned its gas gathering agreement to us. Under the terms of that agreement, Quicksilver agreed to allow us to gather all of the natural gas produced by wells that it operated and from future wells operated by it within the Lake Arlington area through August 2017. Quicksilver’s fee is subject to annual inflationary escalation. During 2009, we recognized $13.7 million related to this agreement.

Alliance Midstream Assets - In June 2009, we entered into an agreement with Quicksilver by which KGS waived its right to purchase midstream assets located in and around the Alliance Airport area in Tarrant County, Texas. The agreement permitted Quicksilver to own and operate the Alliance Midstream Assets and granted KGS an option to purchase the Alliance Midstream Assets and additional midstream assets located in Denton and Tarrant County, Texas. During January 2010, we completed the purchase of the Alliance Midstream Assets for $95.2 million, located in Tarrant and Denton counties of Texas, from Quicksilver. The acquired assets consist of gathering systems and a compression facility with a total capacity of 115 MMcfd, an amine treating facility with capacity of 180 MMcfd and a dehydration treating facility with capacity of 200 MMcfd. Under the terms of that agreement, Quicksilver agreed to allow KGS to gather all of the natural gas produced by wells that it operated and from future wells operated by it within the Alliance area through December 2019. The gathering fee paid by Quicksilver ranges from between $0.40 to $0.55 per Mcf based on volumes.

Hill County Dry System - In November 2009, Quicksilver and KGS mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver. The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009. The difference of $8.9 million between the assets’ carrying values and the liabilities was reflected as an increase in partners’ capital effective upon the decision not to purchase. In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenues and expenses from our consolidated results of operations beginning in November 2009. The assets, liabilities, revenues and expenses directly attributable to the HCDS for the period prior to November 2009 have been retrospectively reported as discontinued operations.

Other Agreements — Quicksilver has engaged us to operate midstream assets owned by it for a monthly fee of $75,000. We recognized $0.8 million in revenue during 2009 related to this agreement which ended during the fourth quarter of 2009.

KGS leased compressors to Quicksilver for use with the Alliance Midstream Assets. KGS recognized $0.8 million in revenue for the year ended 2009 related to these agreements. These agreements terminated with the purchase of the Alliance Midstream Assets.

On August 10, 2007, we executed a subordinated promissory note payable to Quicksilver in the principal amount of $50 million. At December 31, 2009, the outstanding balance of the promissory note was $55.7 million. For a more detailed description of the promissory note, see Note 7 to our consolidated financial statements included in Item 8 of this annual report which is incorporated herein by reference.

Contribution, Conveyance and Assumption Agreement — On August 10, 2007, we entered into a contribution, conveyance, and assumption agreement (“Contribution Agreement”) with our general partner, certain other affiliates of Quicksilver and the private investors. The following transactions, among others, occurred just prior to the IPO pursuant to the Contribution Agreement:

•	the transfer of all of the interests of certain entities to us;
•	the issuance of the incentive distribution rights to our general partner and the continuation of its 2% general partner interest in us;
•	Our issuance of 5,696,752 common units, 11,513,625 subordinated units and the right to receive $162.1 million, to Quicksilver in exchange for the contributed interests; and
•	Our issuance of 816,873 common units and the right to receive $7.7 million to private investors in exchange for their contributed interests.

Centralized cash management — Prior to our IPO, revenues settled with Quicksilver and other customers, net of expenses paid by Quicksilver on behalf of KGS Predecessor, are reflected as partners’ capital activity on the consolidated balance sheets and as a reduction of net cash provided by financing activities on the consolidated statements of cash flows. Subsequent to the IPO, revenues settled and expenses paid on behalf of KGS are settled in cash on a monthly basis utilizing KGS bank accounts.

Distributions — KGS paid distributions to Quicksilver of $27.0 million, $23.3 million and $3.0 million during 2009, 2008 and 2007, respectively.

Allocation of costs — The individuals supporting our operations are employees of Quicksilver. KGS’ consolidated financial statements include costs allocated to KGS by Quicksilver for centralized general and administrative services performed by Quicksilver, as well as depreciation of assets utilized by Quicksilver’s centralized general and administrative functions. Costs allocated to us are based on identification of Quicksilver’s resources which directly benefit us and our estimated usage of shared resources and functions. All of the allocations are based on assumptions that management believes are reasonable.

The following table summarizes the change in net Quicksilver equity during 2007 and a summary of general and administrative expenses, including the cost allocated from Quicksilver for the years ended 2009, 2008 and 2007. Management believes these transactions are executed on terms comparable to those that would apply to transactions executed with third parties.

	Year Ended December 31
	2009	2008	2007
	(In thousands)

Net Parent equity
Beginning balance			$118,652
Net change in Quicksilver advances:
Contribution of property, plant and equipment			45,040
Settled revenue with Quicksilver			(11,760)
Payments received by Quicksilver for trade accounts receivable			(625)
Payments made to settle expenses by Quicksilver			4,378
Allocation of general and administrative overhead			850
Contribution of other current assets			162

Net change in Quicksilver advances			38,045
Quicksilver share of net income			3,119
Distribution of initial public offering proceeds			(112,112)
Distribution of subordinated note payable to Quicksilver			(50,000)
Reclassify to receivable from Quicksilver			2,296

Ending balance			$-

General and administrative expense - parent
Allocation of general and administrative overhead	$2,809	$2,411	$1,978
Audit and tax services	894	896	405
Equity-based compensation expense	1,791	1,220	471
Legal services	838	501	143
Insurance expense	339	338	232
Salary and benefits	373	421	-
Other	565	620	150

Total general and administrative expense	$7,609	$6,407	$3,379

13.	PARTNERS’ CAPITAL AND DISTRIBUTIONS

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

Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter plus additional cash on hand on the date of determination of Available Cash for the quarter resulting from working capital borrowings made subsequent to the end of the quarter less the amount of cash reserves established by the general partner to:

•	provide for the proper conduct of KGS’ business;
•	comply with applicable law, any of KGS’ debt instruments or other agreements; or
•	provide funds for distributions to partners for the succeeding four quarters.

The following table presents cash distributions for 2009 and 2008:

	Attributable to the	Per Unit	Total Cash
Payment Date	Quarter Ended	Distribution (1)	Distribution
			(In millions)

Pending Distributions
February 12, 2010 (2)	December 31, 2009	$0.390	$11.6

Completed Distributions
November 13, 2009 (3)	September 30, 2009	$0.390	$9.7
August 14, 2009 (4)	June 30, 2009	$0.370	$9.1
May 15, 2009 (4)	March 31, 2009	$0.370	$9.1
February 13, 2009 (4)	December 31, 2008	$0.370	$9.1
November 14, 2008 (5)	September 30, 2008	$0.350	$8.5
August 14, 2008 (5)	June 30, 2008	$0.350	$8.5
May 15, 2008	March 31, 2008	$0.315	$7.6

(1)	Represents common and subordinated unitholders
(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $261,000 to the general partner

(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $219,000 to the general partner
(4)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner
(5)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $20,000 to the general partner

General Partner Interest and Incentive Distribution Rights.  The general partner is entitled to its pro rata portion of all our quarterly distributions. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to maintain its initial 2% interest. At December 31, 2009, the general partner’s interest has been reduced to 1.7% due to the issuance of the equity offering. The incentive distribution rights held by the general partner entitle it to receive increasing percentages, up to a maximum of 48%, of distributions from operating surplus in excess of pre-defined distribution targets.

Subordinated Units.  Quicksilver holds all of the subordinated units, which are limited partner interests. Our partnership agreement provides that, during the subordination period, the common units have the right to receive quarterly distributions of $0.30 per unit plus any arrearages from prior quarters before any distributions from operating surplus may be made to the subordinated unit holders. Furthermore, no arrearages will be paid on subordinated units. The practical effect of the subordinated units is to create a higher likelihood of distribution to the common unit holders during the subordination period. The subordination period will end, and the subordinated units will convert to an equal number of common units, when KGS has earned and paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive years, which we expect will occur in February 2011. The subordination period will also terminate automatically if the general partner is removed without cause and the units held by the general partner and its affiliates are not cast in favor of removal. Once the subordination period ends, the common units will no longer be entitled to arrearages.

Distributions of Available Cash to Unitholders.  During the subordination period and assuming the absence of arrearages and the distributions of at least $0.30 distributed per unit per quarter:

•	quarterly distributions of up to $.0345 per unit are first allocable to the common unit holders and to general partner at their pro rata ownership percentages and then to subordinated unit holders in their pro rata ownership percentage.
•	quarterly distributions in excess of $.0345 per unit are allocable in the same fashion as lesser distributions, except that the general partner is entitled to increasing percentages of the distribution pursuant to the incentive distribution rights.

After the subordination period and given the same assumptions, the quarterly distributions are identical to the distributions during the subordination period, except that the previously subordinated units would have converted into common units and be entitled to the same priority as other common unitholders.

14.	SELECTED QUARTERLY DATA (UNAUDITED)

The following presents a summary of selected quarterly data, restated to reflect the amounts attributable to the HCDS prior to December 2009 as discontinued operations.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per unit data)

2009
Operating revenues	$23,712	$23,108	$23,216	$21,670
Operating income	12,267	10,721	10,975	10,134
Net income from continuing operations	10,069	8,231	9,001	7,878
Loss from discontinued operations	(635)	(819)	(348)	(190)
Net income	9,434	7,412	8,653	7,688
Basic earnings per unit:
From continuing operations per common and subordinated unit	$0.41	$0.34	$0.36	$0.31
From discontinued operations per common and subordinated unit	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Net earnings per common and subordinated unit	$0.38	$0.31	$0.35	$0.30
Diluted earnings per unit:
From continuing operations per common and subordinated unit	$0.34	$0.30	$0.32	$0.29
From discontinued operations per common and subordinated unit	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Net earnings per common and subordinated unit	$0.36	$0.27	$0.31	$0.28
2008
Operating revenues	$14,852	$17,957	$18,890	$24,385
Operating income	5,441	8,348	9,506	14,131
Net income from continuing operations	3,385	6,255	7,176	11,930
Loss from discontinued operations	(501)	(649)	(788)	(392)
Net income	2,884	5,606	6,388	11,538
Basic earnings per unit:
From continuing operations per common and subordinated unit	$0.14	$0.26	$0.29	$0.49
From discontinued operations per common and subordinated unit	$(0.02)	$(0.03)	$(0.03)	$(0.02)
Net earnings per common and subordinated unit	$0.12	$0.23	$0.26	$0.47
Diluted earnings per unit:
From continuing operations per common and subordinated unit	$0.14	$0.26	$0.29	$0.42
From discontinued operations per common and subordinated unit	$(0.02)	$(0.03)	$(0.03)	$(0.01)
Net earnings per common and subordinated unit	$0.12	$0.23	$0.26	$0.40

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In connection with the preparation of this annual report, the management of our general partner, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of our general partner, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management of our general partner, under the supervision and with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our general partner’s Chief Executive Officer and Chief Financial Officer, our general partner’s management conducted an assessment of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our general partner’s management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, and they have issued an attestation report expressing an unqualified opinion on the effectiveness of our internal control over financial reporting, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Quicksilver Gas Services LP
Fort Worth, Texas

We have audited the internal control over financial reporting of Quicksilver Gas Services LP and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Fort Worth, Texas
March 15, 2010

Item 9B.	Other Information

On October 7, 2009, the First Amended and Restated 2007 Equity Plan was approved by the written consent of the holder of 5,696,752 common units and 11,513,625 subordinated units (a majority of our common and subordinated units then outstanding), effective as of November 4, 2009. There were no votes cast against this plan nor any abstentions or broker non-votes.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General

Our general partner, Quicksilver Gas Services GP LLC, manages our operations and activities. Unitholders are not entitled to elect our general partner or the directors of our general partner, or to participate, directly or indirectly, in our management or operations.

The directors and executive officers of Quicksilver Gas Services GP LLC oversee our operations. Quicksilver Gas Services GP LLC currently has seven directors, three of whom are independent under the independence standards established by the NYSE.

Directors and Executive Officers

The following information is provided with respect to the directors and executive officers of Quicksilver Gas Services GP LLC as of February 15, 2010.

Name	Age	Position with Quicksilver Gas Services GP LLC

Glenn Darden	54	Chairman of the Board and Director
Thomas F. Darden	56	President and Chief Executive Officer and Director
Jeff Cook	53	Executive Vice President - Chief Operating Officer and Director
Philip W. Cook	48	Senior Vice President - Chief Financial Officer and Director
John C. Cirone	60	Senior Vice President, General Counsel and Secretary
John C. Regan	40	Vice President - Chief Accounting Officer
Alvin Bledsoe	61	Director
Philip D. Gettig	64	Director
John W. Somerhalder II	54	Director

Although the limited liability company agreement of our general partner provides flexibility in the directors’ length of service, we anticipate that the sole member of our general partner will appoint directors annually to serve until the earlier of their death, resignation, retirement, disqualification or removal. Officers serve at the discretion of the board of directors. The following biographies describe the business experience of the directors and executive officers of Quicksilver Gas Services GP LLC. Also presented below is information regarding each director’s experience, qualifications, attributes and skills that led the sole member of Quicksilver Gas Services GP LLC to the conclusion that each should serve as a director.

Glenn Darden was appointed to the position of Chairman of the Board and elected as a director of our general partner in March 2007. Mr. Darden has served on the Board of Directors of Quicksilver Resources Inc. since December 1997 and became the Chief Executive Officer of Quicksilver in December 1999. He served as Vice President of Quicksilver until he was elected President and Chief Operating Officer of Quicksilver in March 1999. Prior to that time, he served with Mercury Exploration Company (“Mercury”) for 18 years, the last five as Executive Vice President. Prior to working for Mercury, Mr. Darden worked as a geologist for Mitchell Energy Company LP (subsequently merged with Devon Energy). Mr. Darden was selected to serve as a director of Quicksilver Gas Services GP LLC due to his depth of knowledge of KGS, including its strategies, operations and markets, his development of the midstream business within Quicksilver, his 30 years of experience in the oil and gas industry and his positions with us and with Quicksilver.

Thomas F. Darden was appointed to the position of President and Chief Executive Officer of our general partner in January 2007 and elected as a director of our general partner in July 2007. Mr. Darden has served on the Board of Directors of Quicksilver since December 1997 and became Chairman of the Board in March 1999. Prior to joining Quicksilver, Mr. Darden was employed by Mercury for 22 years in various executive level positions. Mr. Darden was selected to serve as a director of Quicksilver Gas Services GP LLC due to his depth of knowledge of KGS, including its strategies, operations and markets, his development of the midstream business within Quicksilver, his 34 years of experience in the oil and gas industry and his positions with us and with Quicksilver.

Jeff Cook was appointed to the position of Executive Vice President — Chief Operating Officer of our general partner in January 2007 and elected as a director of our general partner in July 2007. Mr. Cook became Executive Vice President — Operations of Quicksilver in January 2006, after serving as Senior Vice President — Operations since July 2000. From 1979 to 1981, he held the position of Operations Supervisor with Western Company of

North America. In 1981, he became a District Production Superintendent for Mercury Production Company and became Vice President of Operations in 1991 and Executive Vice President in 1998 of Mercury before joining Quicksilver. Mr. Cook was selected to serve as a director of Quicksilver Gas Services GP LLC due to his depth of knowledge of KGS, including its strategies, operations and markets, his development of the midstream business within Quicksilver, his 30 years of experience in the oil and gas industry, and his positions with us and with Quicksilver.

Philip W. Cook was appointed to the position of Senior Vice President — Chief Financial Officer and elected as a director of our general partner in January 2007. Mr. Cook became Senior Vice President — Chief Financial Officer of Quicksilver in October 2005. From October 2004 until October 2005, Mr. Cook served as President and Chief Financial Officer of a private chemical company. From August 2001 until September 2004, he served as Vice President and Chief Financial Officer of a private oilfield service company. From August 1993 to July 2001, he served in various capacities, including Vice President and Controller, Vice President and Chief Information Officer and Vice President of Audit, of Burlington Resources Inc. (subsequently merged with ConocoPhillips), a public independent oil and gas company engaged in exploration, development, production and marketing. Mr. Cook was selected to serve as a director of Quicksilver Gas Services GP LLC due to his accounting and financial expertise, including extensive experience with capital markets transactions, his knowledge of the energy industry and his positions with us and with Quicksilver.

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

John C. Regan was appointed to the position of Vice President — Chief Accounting Officer of our general partner in September 2007. Mr. Regan also became the Vice President, Controller and Chief Accounting Officer of Quicksilver in September 2007. He is a Certified Public Accountant with more than 15 years of combined public accounting, corporate finance and financial reporting experience. Mr. Regan joined Quicksilver from Flowserve Corporation where he held various management positions of increasing responsibility from 2002 to 2007, including Vice President of Finance for the Flow Control Division and Director of Financial Reporting. He was also a senior manager specializing in the energy industry in the audit practice of PricewaterhouseCoopers, where he was employed from 1994 to 2002.

Alvin Bledsoe was elected director of our general partner in July 2007. Prior to his retirement in 2005, Mr. Bledsoe served as a certified public accountant for 33 years at PricewaterhouseCoopers. From 1978 to 2005, he was a senior client engagement and audit partner for large, publicly-held energy, utility, pipeline, transportation and manufacturing companies. From 1998 to 2000, Mr. Bledsoe served as Global Leader of PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, and from 1992 to 2005 as a Managing Partner and Regional Managing Partner. During his career, Mr. Bledsoe also served as a member of PwC’s governing body. Mr. Bledsoe was selected to serve as a director of Quicksilver Gas Services GP LLC due to his extensive background in public accounting and auditing, including experience advising publicly-traded energy companies.

Philip D. Gettig was elected director of our general partner in July 2007. From February 2000 to December 2005, Mr. Gettig served as the Vice President, General Counsel and Secretary of Prism Gas Systems I, L.P., a natural gas gathering and processing company that was purchased by Martin Midstream Partners L.P., a publicly-traded limited partnership, in November 2005. From 1981 to 1999, Mr. Gettig held various positions in the law department of Union Pacific Resources Company (UPR), a publicly traded exploration and production company with substantial natural gas gathering, processing and marketing operations. Positions held by Mr. Gettig included Managing Senior Counsel from 1996 to 1999. Mr. Gettig also served as General Counsel of Union Pacific Fuels, Inc., UPR’s wholly-owned gathering, processing and marketing affiliate, from 1996 to 1999. After his retirement from Prism in 2005, he provided consulting and legal services to Prism and he has also provided such services to individuals and small businesses since his retirement. Mr. Gettig was selected to serve as a director of Quicksilver Gas Services GP LLC due to his 29 years of legal experience within the oil and gas industry.

John W. Somerhalder II was elected director of our general partner in July 2007. Mr. Somerhalder has served as the President, Chief Executive Officer and a director of AGL Resources Inc., a publicly-traded energy services holding company whose principal business is the distribution of natural gas, since March 2006 and as Chairman of the Board of AGL Resources since November 2007. From 2000 to May 2005, Mr. Somerhalder served as the Executive Vice President of El Paso Corporation, a natural gas and related energy products provider and one of North America’s largest independent natural gas producers, where he continued service under a professional services agreement from May 2005 to March 2006. From 2001 to 2005, he served as the President of El Paso Pipeline Group. From 1996 to 1999, Mr. Somerhalder served as the President of Tennessee Gas Pipeline Company, an El Paso subsidiary company. From April 1996 to December 1996, Mr. Somerhalder served as the President of El Paso Energy Resources Company. From 1992 to 1996, he served as the Senior Vice President, Operations and Engineering, of El Paso Natural Gas Company. From 1990 to 1992, Mr. Somerhalder served as the Vice President, Engineering of El Paso Natural Gas Company. From 1977 to 1990, Mr. Somerhalder held various other positions at El Paso Corporation and its subsidiaries until being named an officer in 1990. Mr. Somerhalder was selected to serve as a director of Quicksilver Gas Services GP LLC due to his years of experience in the oil and gas industry and his extensive business and management expertise, including as President, Chief Executive Officer and a director of a publicly-traded energy company.

Family Relationships

Thomas F. Darden and Glenn Darden are brothers. Jeff Cook and Philip W. Cook are not related.

Committees of the Board of Directors

The NYSE does not require its listed limited partnerships to have a compensation committee or a nominating and governance committee. Accordingly, each director of our general partner may participate in the consideration of compensation, nomination and governance matters.

Our general partner’s board of directors has established an audit committee. The audit committee consists of Messrs. Bledsoe, Gettig and Somerhalder. Our general partner’s board of directors has determined that each of the members of the audit committee meets the independence and experience standards established by the NYSE and the Exchange Act and that Mr. Bledsoe is an “audit committee financial expert” within the meaning of SEC rules. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.

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

Code of Business Conduct and Ethics

Our general partner’s board of directors has adopted a Code of Business Conduct and Ethics that applies to, among other persons, the principal executive officer, principal financial officer and principal accounting officer of our general partner. A copy of this Code of Business Conduct and Ethics appears in the Corporate Governance section of our website (http://www.kgslp.com/corporate/corporate_governance). We intend to post any amendments to or waivers of our Code of Business Conduct and Ethics with respect to the directors or executive officers of our general partner in the Corporate Governance section of our website.

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

Based solely on a review of the copies of such forms furnished to us and written representations from the directors and executive officers of our general partner, we believe that during 2009 all directors and executive officers of our general partner and all owners of more than 10% of our common units were in compliance with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

We do not directly employ any of the persons responsible for managing or operating our business. Instead, we are managed by our general partner, the executive officers of which are also executive officers of Quicksilver and are compensated by Quicksilver in their capacities as such. The following table sets forth the name and title of the individuals who served during 2009 as the principal executive officer and principal financial officer of our general partner and the three persons other than the principal executive officer and principal financial officer that constitute the most highly compensated executive officers of our general partner in 2009 (collectively, the “named executive officers”):

Name	Title

Glenn Darden	Chairman of the Board
Thomas F. Darden	President and Chief Executive Officer
Jeff Cook	Executive Vice President — Chief Operating Officer
Philip W. Cook	Senior Vice President — Chief Financial Officer
John C. Cirone	Senior Vice President, General Counsel and Secretary

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

Although we pay an allocated portion of Quicksilver’s direct costs of providing compensation and benefits to the named executive officers, we have no direct control over such costs. Quicksilver’s board of directors and compensation committee establish the base salary, bonus and other elements of compensation for Quicksilver’s executive officers, and such determinations are not subject to approvals by our general partner’s board of directors or any of its committees.

In addition to compensation paid to the named executive officers by Quicksilver, the named executive officers are eligible to participate in our Second Amended and Restated 2007 Equity Plan, which is administered by our general partner’s board of directors. Other than awards granted under this plan, the named executive officers receive no other compensation from us.

Compensation Objectives, Strategies and Elements for 2009

Pursuant to the Omnibus Agreement, we are allocated a portion of the direct costs associated with the compensation and benefits provided by Quicksilver to the named executive officers. In discussing the allocated portion of the costs for compensation and benefits to the named executive officers for 2009, the Chief Executive Officer and Chief Financial Officer of Quicksilver (who serve as the Chairman of the Board and the Chief Financial Officer, respectively, of our general partner) determined that it was appropriate for us to bear a portion of these costs in two forms.

The first component is an allocation to us of a percentage of costs for base salary and benefits provided by Quicksilver to the named executive officers, generally based on the estimated amount of time that the named executive officers devote to our business and affairs relative to the amount of time they devote to those of Quicksilver. For 2009, Quicksilver allocated $0.3 million of these costs to us. In determining this amount, Quicksilver considered the estimated amount of time that the named executive officers devoted to our business and affairs, the amounts of the compensation and benefits provided by Quicksilver to them and the value of the equity-based awards our general partner’s board of directors made to them in the form of phantom partnership equity. This amount is paid by us to Quicksilver and not to the named executive officers directly.

The second component is a grant of equity-based awards under the 2007 Equity Plan. For 2009, this grant made up 25% of the total long-term incentive equity-based awards payable to each named executive officer. The other 75% was granted directly by Quicksilver. We agreed to award these long-term incentive equity-based awards because we did not bear any portion of the 2009 annual cash bonus paid to the named executive officers, which was borne entirely by Quicksilver, and we believed that these grants align the interests of the named executive officers directly with those of our unitholders. This is the only compensation the named executive officers received from us in 2009.

Although our general partner’s board of directors had no direct control over the compensation paid to the named executive officers by Quicksilver, our general partner’s board of directors reviewed and concurred with Quicksilver’s compensation philosophy and strategies with respect to Quicksilver’s executive officers. These strategies for 2009 included the long-term incentive equity-based component mentioned above. Generally, Quicksilver targets long-term incentive compensation, in the form of equity-based awards, at the 50th to 75th percentile for Quicksilver’s peer group. In consultation with Hewitt Associates LLC, the compensation consultants employed by Quicksilver, Quicksilver’s management proposed to Quicksilver’s compensation committee, and Quicksilver’s compensation committee concurred, that the long-term incentive compensation provided to Quicksilver’s executive officers in the form of equity-based awards would consist of three components in the following percentages (based on grant date values) for 2009: options to purchase Quicksilver common stock (37.5%); restricted shares of Quicksilver common stock (37.5%); and awards in the form of phantom partnership equity (25%).

Our general partner’s board of directors determined that it would be desirable to grant equity-based awards to the named executive officers in order to encourage them to think and act like owners of the partnership, to provide them additional incentives to advance our interests and the interests of holders of our units, and to enhance their commitment to our success. Our general partner’s board of directors also believed these awards were appropriate, because they reduced the amount of cash we paid directly to Quicksilver for the services of the named executive officers in 2009.

For the named executive officers other than the Chief Executive Officer, the amounts of awards were determined by our general partner’s board of directors based on the recommendations of the Chief Executive Officer and his evaluation of the performance of each other named executive officer. In addition, our general partner’s board of directors considered the appropriateness of the amounts awarded relative to the desired effect of the awards in motivating the named executive officers to achieve the goals of the partnership. Our general partner’s board of directors agreed that 25% of the grant date value of the total long-term incentive equity-based awards provided to the named executive officers in 2009 should consist of phantom partnership equity. Our general partner’s board of directors also considered and was satisfied with the appropriateness of the dollar values established by Quicksilver’s compensation committee for this purpose.

Accordingly, our general partner’s board of directors approved, effective January 2, 2009, the following grants of phantom units to the named executive officers under the 2007 Equity Plan:

Executive	Number of Phantom Units

Glenn Darden	82,721
Thomas F. Darden	82,721
Jeff Cook	38,692
Philip W. Cook	32,021
John C. Cirone	21,347

The phantom units vest one-third on the first business day occurring on or after each of the first three anniversaries of the date of grant (or, if earlier, the named executive officer’s death or disability or a change-in-control) and are to be settled in common units immediately upon vesting. Our general partner’s board of directors determined that, in order to simplify administration of partner capital accounts, it was appropriate to grant phantom units that settle in common units near the end of the year.

Compensation Objectives, Strategies and Elements for 2010

Compensation for 2010 was determined using the same objectives, strategies and elements as were used in 2009. Except for John C. Cirone, Quicksilver chose not to increase the named executive officers’ compensation for 2010 from 2009 levels based on consultation with its compensation consultant, including the consultant’s analysis of market factors. In 2010, pursuant to the Omnibus Agreement, we will again be allocated a portion of the direct costs associated with the compensation and benefits provided by Quicksilver to the named executive officers, which will be borne by us in two forms. The amount of the first component, an allocation to us of the percentage of costs for base salary and benefits provided by Quicksilver to the named executive officers, has not yet been determined for 2010. The second component, a grant of equity-based awards under the Second Amended and Restated 2007 Equity Plan, was determined to be 25% of the total long-term incentive equity-based awards payable to each named executive officer for 2010 based on the same considerations and process discussed above in the context of 2009 compensation decisions.

Accordingly, our general partner’s board of directors approved, effective January 4, 2010, the following grants of phantom units to the named executive officers under the Second Amended and Restated 2007 Equity Plan:

Executive	Number of Phantom Units

Glenn Darden	38,182
Thomas F. Darden	38,182
Jeff Cook	17,859
Philip W. Cook	14,780
John C. Cirone	13,548

Change-in-Control Arrangements

In the event of a change-in-control as described in the Second Amended and Restated 2007 Equity Plan, all of a named executive officer’s equity-based awards that have been granted under the 2007 Equity Plan, as amended, would immediately vest. The board of directors of our general partner believes that this change-in-control arrangement aligns the interests of the named executive officers with those of the holders of our units.

Summary Compensation Table

The following table sets forth certain information regarding the compensation provided by us in 2009, 2008 and 2007 to the Chief Executive Officer, the Chief Financial Officer and the three most highly-compensated executive officers of our general partner, other than the Chief Executive Officer and the Chief Financial Officer. These five individuals are also referred to as named executive officers as discussed in our Compensation Discussion and Analysis.

		Equity
Name and		Awards	Total
Principal Position	Year	($) (1)	($)

Glenn Darden	2007	213,600	213,600
Chairman of the Board	2008	752,778	752,778
	2009	832,173	832,173

Thomas F. Darden	2007	213,600	213,600
President and	2008	752,778	752,778
Chief Executive Officer	2009	832,173	832,173

Jeff Cook	2007	106,800	106,800
Executive Vice President -	2008	379,785	379,785
Chief Operating Officer	2009	389,242	389,242

Philip W. Cook	2007	106,800	106,800
Senior Vice President -	2008	298,405	298,405
Chief Financial Officer	2009	322,131	322,131

John C. Cirone	2007	85,440	85,440
Senior Vice President -	2008	176,321	176,321
General Counsel and	2009	214,751	214,751
Secretary

(1)	This column reports the aggregate grant date fair value of the phantom unit awards granted in 2009, 2008 and 2007 computed in accordance with FASC Topic 718. Additional information regarding the calculation of these amounts is included in Notes 2 and 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report and our annual reports for the respective year end.

Grants of Plan-Based Awards in 2009

The following table sets forth certain information regarding grants of awards under our 2007 Equity Plan made to the named executive officers in 2009. Each of these grants consists of phantom units that vest one-third on the first business day occurring on or after each of the first three anniversaries of the date of grant (or if earlier, the named executive officer’s death or disability or a change-in-control) and are to be settled in common units immediately upon vesting.

			Equity Awards	Grant Date
		Board	Number of	Fair Value of
		Approval	Units:	Equity Awards
Name	Grant Date	Date	(#)	($) (1)

Glenn Darden	1/2/2009	12/19/2008	82,721	$832,173
Thomas F. Darden	1/2/2009	12/19/2008	82,721	832,173
Jeff Cook	1/2/2009	12/19/2008	38,692	389,242
Philip W. Cook	1/2/2009	12/19/2008	32,021	322,131
John C. Cirone	1/2/2009	12/19/2008	21,347	214,751

(1)	This column reports the grant date fair value of the phantom unit awards granted in 2009 computed in accordance with FASC Topic 718. Additional information regarding the calculation of these amounts is included in Notes 2 and 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

Outstanding Equity Awards at Year-End 2009

The following table sets forth information regarding the holdings of phantom unit awards by the named executive officers at December 31, 2009. No options with regard to our units have been granted to our named executive officers.

	Equity Awards in Cash		Equity Awards in Units
	Number of Shares	Market Value of	Number of Shares		Market Value of
	or Units of Stock	Shares or Units of	or Units of Stock		Shares or Units of
	That Have Not	Stock That Have Not	That Have Not		Stock That Have Not
	Vested	Vested	Vested		Vested
Name	(#) (2)	($) (1)	(#)		($) (1)

Glenn Darden	3,333	$69,893	19,875	(3)	$416,779
			82,721	(4)	1,734,659
Thomas F. Darden	3,333	69,893	19,875	(3)	416,779
			82,721	(4)	1,734,659
Jeff Cook	1,667	34,957	10,027	(3)	210,266
			38,692	(4)	811,371
Philip W. Cook	1,667	34,957	7,878	(3)	165,202
			32,021	(4)	671,480
John C. Cirone	1,333	27,953	4,655	(3)	97,615
			21,347	(4)	447,647

(1)	The market value of phantom unit awards is based on $20.97, the closing market price of KGS common units on December 31, 2009.
(2)	These units will vest on August 10, 2010.
(3)	One-half of these units vested on January 4, 2010, the remaining one-half of these units will vest on January 3, 2011.
(4)	One-third of these units vested on January 4, 2010, and one-third of these units will vest on each of January 3, 2011 and 2012.

Potential Payments upon Termination or Change-in-Control

Upon a named executive officer’s termination by reason of death or disability or upon a change-in-control as defined under the 2007 Equity Plan, as amended, such named executive officer’s outstanding unvested equity awards granted under the 2007 Equity Plan, as amended, would immediately vest. The payments set forth in the table are based on the assumption that the event occurred on December 31, 2009, the last business day of 2009. The amounts shown in the table do not include payments and benefits that could be received by such individual from Quicksilver.

	Equity Awards (1)
		Market Value of Shares
	Number of Shares	or Units of Stock That
	or Units of Stock	Have Not Vested and will
	That Have Not	Vest upon a Triggering
	Vested	Event
Name	(#)	($) (2)

Glenn Darden	105,929	$2,221,331
Thomas F. Darden	105,929	2,221,331
Jeff Cook	50,386	1,056,594
Philip W. Cook	41,566	871,639
John C. Cirone	27,335	573,215

(1)	Includes phantom units that will be settled in cash and phantom units that will be settled in units upon vesting.
(2)	The market value of unit awards is based on $20.97, the closing market price of KGS common units on December 31, 2009.

Director Compensation for 2009

Directors of our general partner who are also employees of Quicksilver are not separately compensated for their services as directors. For the year ended 2009, each of our non-employee directors received a fee of $80,000, payable 50% in phantom units and 50% in cash (subject to their elections to receive phantom units in lieu of some or all of the cash portion). Each of these phantom unit awards was granted under our 2007 Equity Plan and settles in units upon vesting.

The following table sets forth certain information regarding the compensation of the non-employee directors of Quicksilver Gas Services GP LLC.

	Fees Earned or	Equity
	Paid in Cash	Awards		Total
Name	($) (1)	($) (2)		($)

Alvin Bledsoe	$40,000	$39,999	(3)	$79,999
Philip D. Gettig	$40,000	$39,999	(4)	$79,999
John W. Somerhalder II	$-	$79,997	(5)	$79,997

(1)	This column reports the aggregate compensation earned in 2009 and paid in cash and excludes $40,000 that Mr. Somerhalder elected to receive in the form of phantom units.

(2)	This column reports the grant date fair value of the phantom unit awards granted in 2009 computed in accordance with FASC Topic 718. Additional information regarding the calculation of these amounts is included in Notes 2 and 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this annual report.

(3)	The grant date fair value calculated for the 3,976 phantom units granted to Mr. Bledsoe in 2009. As of December 31, 2009, Mr. Bledsoe held 5,656 phantom units.

(4)	The grant date fair value calculated for the 3,976 phantom units granted to Mr. Gettig in 2009. As of December 31, 2009, Mr. Gettig held 5,656 phantom units.

(5)	The grant date fair value calculated for the 7,952 phantom units granted to Mr. Somerhalder in 2009, including those phantom units he acquired in lieu of $40,000 of his cash fees. As of December 31, 2009, Mr. Somerhalder held 9,632 phantom units.

Compensation Committee Interlocks and Insider Participations

Our general partner does not have a compensation committee. Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip W. Cook, each of whom is an executive officer of our general partner, participated in his capacity as a director in the deliberations of the board of directors of our general partner concerning executive officer compensation. In addition, Mr. Thomas Darden made recommendations on behalf of the management of our general partner to the board of directors of our general partner regarding executive officer compensation.

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

Members of the Board of Directors of Quicksilver Gas Services GP LLC

Alvin Bledsoe Jeff Cook Philip W. Cook Glenn Darden	Thomas F. Darden Philip D. Gettig John W. Somerhalder II

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Quicksilver Gas Services LP

The following table sets forth certain information regarding the beneficial ownership of our common and subordinated units as of February 15, 2010 by:

•	each person known by us to beneficially own more than 5% of our common or subordinated units;
•	each named executive officer of Quicksilver Gas Services GP LLC;
•	each director of Quicksilver Gas Services GP LLC; and
•	all directors and executive officers of Quicksilver Gas Services GP LLC as a group.

Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the units. The percentages of beneficial ownership are calculated on the basis of 16,988,429 common units and 11,513,625 subordinated units outstanding as of February 15, 2010.

					Percentage of
		Percentage		Percentage of	Common and
	Common	of Common	Subordinated	Subordinated	Subordinated
Beneficial Owner	Units	Units	Units	Units	Units

Directors and Executive Officers
Glenn Darden (1)	114,575	*	-	-		*
Thomas F. Darden (1)	114,575	*	-	-		*
Jeff Cook	16,180	*	-	-		*
Philip W. Cook (2)	14,748	*	-	-		*
John C. Cirone	9,411	*	-	-		*
Alvin Bledsoe (3)	48,412	*	-	-		*
Philip D. Gettig	8,317	*	-	-		*
John W. Somerhalder II	18,788	*	-	-		*
Directors and executive officers as a group (9 persons)	271,522	1.6%	-	-		*
Holders of More Than 5% Not Named Above
Quicksilver Resources Inc. (4)(6)	5,696,752	33.5%	11,513,625	100.0%	60.4%
Quicksilver Gas Services Holdings LLC (5)(6)	5,696,752	33.5%	11,513,625	100.0%	60.4%
FMR LLC (7)	967,000	5.7%	-	-	3.4%

*	Indicates less than 1%

(1)	Includes as to each of Messrs. G. Darden and T. Darden 76,100 common units held in a trust for which he has shared voting and investment power as a co-trustee. Each of Messrs. G. Darden and T. Darden disclaims beneficial ownership of the shares held in this trust, except to the extent of his pecuniary interest therein.

(2)	Includes 14,748 common units held by Mr. Cook jointly with his spouse and 2,819 common units that are pledged in accordance with customary terms and conditions of a standard margin account arrangement.

(3)	Includes 200 common units over which Mr. Bledsoe exercises shared investment power.

(4)	Quicksilver Resources Inc. is the ultimate parent company of Quicksilver Gas Services Holdings LLC (“Holdings”) and may, therefore, be deemed to beneficially own the units held by Holdings.

(5)	Holdings, an indirect wholly owned subsidiary of Quicksilver, owns a 100% interest in our general partner and a 59.4% limited partner interest in us.

(6)	Quicksilver has shared voting power and shared investment power with Holdings, Cowtown Gas Processing LP (“Processing LP”), Cowtown Pipeline LP (“Pipeline LP”), Cowtown Pipeline Management, Inc. (“Management”) and Cowtown Pipeline Funding, Inc. (“Funding”) over 5,696,752 common units of Quicksilver Gas Services LP. Holdings also owns 11,513,625 subordinated units representing limited partner interests in Quicksilver Gas Services LP, which may be converted into common units on a one-for-one basis upon the termination of the subordination period under certain circumstances as set forth in the Partnership Agreement. Quicksilver, Processing LP, Pipeline LP, Management and Funding may also be deemed to beneficially own 11,513,625 subordinated units owned by Holdings. Quicksilver Gas Services GP LLC, the sole general partner of Quicksilver Gas Services LP, owns a 1.6% general partner interest and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) in Quicksilver Gas Services LP. The address of Quicksilver is 777 West Rosedale Street, Fort Worth, Texas 76104.

(7)	According to a Schedule 13G/A filed by FMR LLC with the SEC on February 16, 2010, FMR LLC had sole investment power over 967,000 common units. The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

Quicksilver Resources Inc.

The following table sets forth certain information regarding the beneficial ownership of Quicksilver’s common stock as of February 15, 2010 by:

•	Each named executive officer of Quicksilver Gas Services GP LLC;
•	Each director of Quicksilver Gas Services GP LLC; and
•	All directors and executive officers of Quicksilver Gas Services GP LLC as a group.

Unless otherwise indicated by footnote, the beneficial owner exercises sole voting and investment power over the shares. The percentage of beneficial ownership is calculated on the basis of 170,222,678 shares of Quicksilver common stock outstanding as of February 15, 2010.

	Beneficial Share Ownership
	Number of	Percent of
Beneficial Owner	Shares	Outstanding Shares

Glenn Darden (1)(2)(3)(4)(5)	45,253,028	26.6%
Thomas F. Darden (1)(2)(3)(4)(5)	45,368,524	26.6%
Jeff Cook (3)(5)	685,647		*
Philip W. Cook (2)(3)(4)(5)(6)	236,888		*
John C. Cirone (3)(5)	205,343		*
Alvin Bledsoe	-	-
Philip D. Gettig	-	-
John W. Somerhalder II	-	-
Directors and executive officers as a group (9 persons) (1)(2)(3)(4)(5)	50,141,880	29.4%

*	Indicates less than 1%

(1)	Includes as to each of Messrs. G. Darden and T. Darden: 41,677,288 shares beneficially owned by Quicksilver Energy L.P., for which each has shared voting and investment power as a member of Pennsylvania Management, LLC, the sole general partner of Quicksilver Energy L.P. Each of Messrs. G. Darden and T. Darden disclaims beneficial ownership of all shares owned by Quicksilver Energy L.P., except to the extent of his pecuniary interest therein.

(2)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following approximate numbers of shares represented by units in a Unitized Stock Fund held through Quicksilver’s 401(k) Plan: Mr. G. Darden — 32,594; Mr. T. Darden — 100,660; Mr. Philip W. Cook — 9,511 and all directors and executive officers as a group — 142,765.

(3)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares subject to options that will vest on or before April 16, 2010: Mr. G. Darden — 162,534; Mr. T. Darden — 162,534; Mr. Jeff Cook — 77,796; Mr. Cirone — 40,795; Mr. Philip W. Cook — 63,366 and all directors and executive officers as a group — 529,885.

(4)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following number of shares pledged as collateral security for loans or loan commitments or in accordance with customary terms and conditions of standard margin account arrangements: Mr. G. Darden — 14,855,095 (including 14,011,383 shares beneficially owned by Quicksilver Energy L.P.); Mr. T Darden — 15,011,735 (including 14,011,383 shares beneficially owned by Quicksilver Energy L.P.); Mr. Philip W. Cook — 30,125; and all directors and executive officers as a group — 15,885,572 (including 14,011,383 shares beneficially owned by Quicksilver Energy L.P.).

(5)	Includes with respect to each of the following individuals and the directors and executive officers as a group, the following numbers of shares of unvested restricted stock for which the indicated beneficial owners have no investment power: Mr. G. Darden — 337,226; Mr. T. Darden — 337,226; Mr. Jeff Cook — 164,048; Mr. Philip W. Cook — 131,886; Mr. Cirone — 86,482; and all directors and officers as a group — 1,089,378.

(6)	Includes 30,125 shares held by Mr. Philip W. Cook jointly with his spouse.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009, with respect to shares of common stock that may be issued under our existing equity compensation plans.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average		equity compensation
	be issued upon exercise	exercise price of		plans (excluding
	of outstanding options,	outstanding options,		securities reflected in
Plan Category	warrants and rights	warrants and rights		column (a))

	(a)	(b)		(c)

Equity compensation plans approved by security holders (1)	485,672	N/A	(2)	750,000
Equity compensation plans not approved by security holders	-	-		-

Total	485,672	N/A	(2)	750,000

(1)	Consists of the 2007 Equity Plan, as amended.

(2)	Only phantom units have been issued under the 2007 Equity Plan, as amended Each phantom unit entitles the holder to receive one common unit (or an amount in cash equal to the fair market value thereof) with respect to each phantom unit at vesting. Accordingly, without payment of cash, there is no reportable weighted-average exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

General

As of February 15, 2010, our general partner and its affiliates owned 5,696,752 common units and 11,513,625 subordinated units representing an aggregate 60.4% limited partner interest in us. In addition, as of February 15, 2010, our general partner owned approximately a 1.6% general partner interest in us and all of the incentive distribution rights. We and our general partner and its affiliates are also parties to various contractual arrangements. The terms of these arrangements are not the result of arm’s length negotiations.

Distributions and Payments to Our General Partner and its Affiliates

We make cash distributions of approximately 98% to our unitholders pro rata, including our general partner and its affiliates, as the holders of an aggregate 5,696,752 common units and 11,513,625 subordinated units, and 1.6% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner is entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to maintain the current level of quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $1.8 million on their general partner interest and incentive distribution rights and $26.8 million on their common and subordinated limited partner units. For 2009 the general partner and its affiliates were paid $27.0 million.

Property Transactions with Quicksilver

On June 5, 2007, KGS Predecessor sold several pipeline and gathering assets to Quicksilver. These assets consist of:

•	a portion of the gathering lines in the Cowtown Pipeline;
•	the LADS; and
•	the HCDS.

At June 5, 2007, the assets were either constructed and in service or partially constructed. The selling price for these assets was approximately $29.5 million, which represented KGS Predecessor’s historical cost. KGS

Predecessor collected the $29.5 million on August 9, 2007. All assets conveyed were subject to repurchase by KGS from Quicksilver as follows:

Cowtown Pipeline - During 2009, KGS’ independent directors voted to acquire certain of the Cowtown Pipeline assets subject to the repurchase obligation that had an original cost of approximately $5.6 million. KGS paid $5.6 million for these assets in September 2009. Furthermore, the independent directors elected not to acquire certain Cowtown Pipeline assets that had been previously included in the repurchase obligation. In doing so, KGS derecognized assets with a carrying value of $56.8 million and also derecognized liabilities associated with the repurchase of $68.6 million. The difference of $11.8 million between the assets’ carrying values and their repurchase obligation was reflected as an increase in partners’ capital effective upon the decision not to purchase. KGS also entered into an agreement with Quicksilver to permit KGS to gather third party gas across the laterals retained by Quicksilver for a fee which totaled $48,116 for 2009. The decision not to purchase certain Cowtown Pipeline assets did not have a material effect on KGS’ gathering and processing revenues as the natural gas stream from these laterals continues to flow into our Cowtown Pipeline gathering and processing facilities.

Lake Arlington Dry System - KGS completed the purchase of the LADS during the fourth quarter of 2008 for approximately $42 million.

Hill County Dry System - In November 2009, Quicksilver and KGS mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver. The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009. The difference of $8.9 million between the assets’ carrying values and the liabilities was reflected as an increase in partners’ capital effective upon the decision not to purchase. In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenues and expenses from our consolidated results of operations beginning in November 2009. The assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon the decision not to purchase the system from Quicksilver.

All of these assets’ conveyance from KGS to Quicksilver was not treated as a sale for accounting purposes because KGS operated them and originally intended to purchase them. Accordingly, the original cost and subsequently incurred costs were recognized in both KGS’ property, plant and equipment and its repurchase obligations to Quicksilver. Similarly, KGS’ results of operations included the revenues and expenses for these operations. For 2009, KGS recognized $3.7 million of interest expense associated with the repurchase obligations to Quicksilver based on a weighted-average interest rate of 3.8%, of which $2.0 million is reflected in discontinued operations. All repurchase obligations for these assets were concluded by December 31, 2009.

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

The table below reflects the categories of expenses for which we are obligated to reimburse Quicksilver pursuant to the Omnibus Agreement, which includes the amounts for each category that we paid to Quicksilver in 2009 and an estimate of the amounts for each category that we expect to pay in 2010.

	2009	Estimates for 2010
	(in millions)	(in millions)

Reimbursement of general and administrative expenses	$2.8	$3.2
Reimbursement of public company expenses	2.1	2.3
Reimbursement of compensation and benefits for executive management of our general partner	0.3	0.2

Total	$5.2	$5.7

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

Indemnification

Under the Omnibus Agreement, Quicksilver indemnified us until August 10, 2009, against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of our IPO or relating to any investigation, claim or proceeding under environmental laws relating to such assets and pending as of the closing of our IPO. Quicksilver has no indemnification obligation with respect to environmental claims made as a result of additions to or modifications of environmental laws occurring after August 10, 2007.

Additionally, Quicksilver will indemnify us for losses attributable to the following:

(i)	our failure as of the closing date of our IPO to have valid easements, fee title or leasehold interests in and to the lands on which our assets are located, to the extent such failure renders us unable to use or operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of our IPO;

(ii)	our failure as of the closing date of our IPO to have any consent or governmental permit necessary to allow (a) the transfer of assets from Quicksilver to us at the closing of our IPO or (b) us to use or operate our assets in substantially the same manner in which they were used and operated immediately prior to the closing of our IPO;

(iii)	all income tax liabilities

(a) attributable to the pre-closing operations of our assets,

(b) arising from or relating to certain formation transactions related to the IPO, or

(c)	arising under Treasury Regulation Section 1.1502-6 and any similar provision from state, local or foreign applicable law, by contract, as successor or transferee or otherwise, and which income tax is attributable to having been a member of any consolidated, combined or unitary group prior to the closing of our IPO; and

(iv)	the fire, personal injury and related personal and property damage arising from the accident at the Cowtown Plant that occurred on May 25, 2007.

Quicksilver’s maximum liability for indemnification is unlimited in amount. Quicksilver does not have any obligation to indemnify us unless we furnish to Quicksilver in good faith a claim for indemnification specifying in reasonable detail the basis for such claim (a) with respect to a claim under clause (i) or (ii) above, prior to the second anniversary date of the closing of our IPO or (b) with respect to a claim under clause (iii) above, prior to the first day after the expiration of the statute of limitations period applicable to such claim. With respect to clause (iv) above, such indemnification obligation shall survive indefinitely. In no event shall Quicksilver be obligated to indemnify us for any losses or income taxes to the extent reserved for in our financial statements as of December 31, 2006 or to the extent we recover any such losses or income taxes under available insurance coverage or from contractual rights against any third party.

Under the Omnibus Agreement, we have agreed to indemnify Quicksilver for all losses attributable to the post-closing operations of the gathering and processing business contributed to us at the closing of our IPO to the extent not subject to Quicksilver’s indemnification obligations.

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

Quicksilver’s right to construct expansions on the existing Cowtown Pipeline is subject to our rights, under the Quicksilver processing agreement described below, to elect to purchase from Quicksilver such expansion pipelines for their actual cost within two years of the initial delivery of production from such assets. In addition, once those expansions commence commercial operations, Quicksilver will pay us a gathering fee per MMBtu for natural gas delivered to the Cowtown Pipeline.

The competition and business opportunity restriction provisions under the Omnibus Agreement will terminate on the earlier of August 10, 2017, the tenth anniversary of the closing of our IPO, or such time as Quicksilver or its affiliates cease to own a majority interest in our general partner.

Contracts with Affiliates

Agreements with Related Parties

Detailed description of our agreements with related parties can be found in Note 12 to the consolidated financial statements included in Item 8 of this annual report, which is incorporated herein by reference.

Equity Awards to Certain Quicksilver Executive Officers

On December 9, 2008, the board of directors of our general partner granted phantom units, effective January 2, 2009, under our 2007 Equity Plan to Anne Darden Self, the sister of Glenn Darden and Thomas Darden and the Vice President — Human Resources of Quicksilver, with a value on the date of grant of approximately $107,000. Also, on November 19, 2009, the board of directors of our general partner granted phantom units, effective January 4, 2010, under our 2007 Equity Plan, as amended, to Ms. Self, with a value on the date of grant of approximately $104,000. These grants did not require review by the conflicts committee of our general partner under our related-party transaction policy. For further information regarding the policy, see below “— Policies and Procedures for Review and Approval of Transactions with Related Parties.”

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

Director Independence

Our general partner’s board of directors has adopted categorical independence standards consistent with the current listing standards of the NYSE to assist the board of directors in determining which of its members is independent. A copy of the categorical independence standards appears in the Corporate Governance section of our website (http://www.kgslp.com/corporate/corporate_governance). Our general partner’s board of directors has determined that each of Messrs. Bledsoe, Gettig and Somerhalder satisfies our general partner’s categorical independence standards and further determined that each of them is independent within the meaning of NYSE listing standards. The NYSE does not require a listed limited partnership like us to have a majority of independent directors or compensation committee or a nominating and governance committee. Accordingly, each director of Quicksilver Gas Services GP LLC may participate in consideration of compensation, nomination and governance matters. Each of Messrs. Glenn Darden, Thomas Darden, Jeff Cook and Philip W. Cook is a member of our general partner’s board of directors and an executive officer of our general partner, and accordingly these individuals are not independent.

Presiding Non-Management Director and Executive Sessions

Our general partner’s non-management directors meet in executive session without management either before or after regularly scheduled board meetings. In May 2009, our general partner’s board of directors elected John W. Somerhalder II as Presiding Non-Management Director, in accordance with the NYSE rules. In his capacity as Presiding Non-Management Director, Mr. Somerhalder’s primary responsibility is to preside over regularly scheduled executive sessions of the non-management directors of our general partner.

Communication with the Board

Any interested party who wishes to communicate directly with our general partner’s board of directors or any of its members may do so by writing to: Board of Directors (or one or more named individuals), Quicksilver Gas Services GP LLC, 777 West Rosedale Street, Fort Worth, Texas 76104. Additionally, any interested party can contact the non-management directors at (888) 651-6239.

Item 14.	Principal Accountant Fees and Services

The following sets forth fees billed by Deloitte & Touche LLP for the audit of our annual financial statements and other services rendered for the years ended December 31, 2009 and 2008:

	Fees Billed For The Year Ended December 31,
	2009	2008

Audit fees(1)	$353,766	$364,500
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	172,836	-

Total	$526,602	$364,500

(1)	Includes fees for audits of annual financial statements and reviews of the related quarterly financial statements.
(2)	There were no audit-related fees for 2009 or 2008.
(3)	There were no tax fees billed for 2009 or 2008.
(4)	Includes fee related to the secondary offering.

Pursuant to its charter, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors and to pre-approve all audit and non-audit services. The audit committee has delegated to its chairman the responsibility to pre-approve all audit and non-audit services, provided that these decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements:

The following financial statements of ours and the report of our Independent Auditors thereon are included on pages 30 through 51 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Capital for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

2. Financial Statement Schedules:

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

3. Exhibits:

Exhibit No.		Description

2.1		Purchase and Sale Agreement, dated December 10, 2009, among Cowtown Pipeline L.P., Quicksilver Gas Services LP and Cowtown Pipeline Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 10, 2009 and included herein by reference).
*2	.2	Letter Agreement, dated December 29, 2009, among Cowtown Pipeline L.P., Quicksilver Gas Services LP and Cowtown Pipeline Partners L.P.
3.1		Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).
3.2		Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).
3.3		Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).
3.4		First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
4.1		Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
10.1		Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(a)	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10.3		Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.4		First Amendment to Credit Agreement, dated as of October 10, 2008, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 14, 2008 and included herein by reference).

10.5		Second Amendment to Credit Agreement, dated as of October 22, 2009, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 22, 2009 and included herein by reference).
10.6		Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.7		Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
*10	.8	Extension Agreement, dated December 3, 2008, between Quicksilver Gas Services LP and Quicksilver Resources Inc.
10.9		Option, Right of First Refusal, and Waiver in Amendment to Omnibus Agreement and Gas Gathering and Processing Agreement, dated as of June 9, 2009, among Quicksilver Resources Inc., Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 11, 2009 and included herein by reference).
10.10		Waiver, dated November 19, 2009, by Quicksilver Gas Services GP LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2009 and included herein by reference).
10.11		Waiver, dated November 19, 2009, by Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 23, 2009 and included herein by reference).
10.12		Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.13		Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.14		Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008 and included herein by reference).
*+10	.15	Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective as of January 1, 2009, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
*+10	.16	Quicksilver Gas Services LP Second Amended and Restated 2007 Equity Plan.
+ 10.17		Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.18		Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.19		Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.20		Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+ 10.21		Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*21	.1	List of Subsidiaries of Quicksilver Gas Services LP.
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Identifies management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICKSILVER GAS SERVICES LP

By: QUICKSILVER GAS SERVICES GP LLC, General Partner

By: /s/ Thomas F. Darden Thomas F. Darden
Dated: March 15, 2010	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

SIGNATURE	TITLE	DATE

/s/ Glenn Darden Glenn Darden	Chairman of the Board; Director	March 15, 2010

/s/ Thomas F. Darden Thomas F. Darden	President and Chief Executive Officer (Principal Executive Officer); Director	March 15, 2010

/s/ Jeff Cook Jeff Cook	Executive Vice President – Chief Operating Officer; Director	March 15, 2010

/s/ Philip Cook Philip Cook	Senior Vice President – Chief Financial Officer (Principal Financial Officer); Director	March 15, 2010

/s/ John Regan John Regan	Vice President – Chief Accounting Officer (Principal Accounting Officer)	March 15, 2010

/s/ Alvin Bledsoe Alvin Bledsoe	Director	March 15, 2010

/s/ Philip D. Gettig Philip D. Gettig	Director	March 15, 2010

/s/ John W. Somerhalder II John W. Somerhalder II	Director	March 15, 2010

EXHIBIT INDEX

Exhibit No.		Description

2.1		Purchase and Sale Agreement, dated December 10, 2009, among Cowtown Pipeline L.P., Quicksilver Gas Services LP and Cowtown Pipeline Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed December 10, 2009 and included herein by reference).
*2	.2	Letter Agreement, dated December 29, 2009, among Cowtown Pipeline L.P., Quicksilver Gas Services LP and Cowtown Pipeline Partners L.P.
3.1		Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).
3.2		Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).
3.3		Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).
3.4		First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
4.1		Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
10.1		Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(a)	Form of Assignment, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10	.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (filed as Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed July 30, 2007 and included herein by reference).
10.3		Credit Agreement, dated as of August 10, 2007, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.4		First Amendment to Credit Agreement, dated as of October 10, 2008, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 14, 2008 and included herein by reference).
10.5		Second Amendment to Credit Agreement, dated as of October 22, 2009, among Quicksilver Gas Services LP and the lenders and agents identified therein (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 22, 2009 and included herein by reference).
10.6		Subordinated Promissory Note, dated as of August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.7		Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (filed as Exhibit 10.4 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
*10	.8	Extension Agreement, dated December 3, 2008, between Quicksilver Gas Services LP and Quicksilver Resources Inc.
10.9		Option, Right of First Refusal, and Waiver in Amendment to Omnibus Agreement and Gas Gathering and Processing Agreement, dated as of June 9, 2009, among Quicksilver Resources Inc., Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed June 11, 2009 and included herein by reference).
10.10		Waiver, dated November 19, 2009, by Quicksilver Gas Services GP LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed November 23, 2009 and included herein by reference).
10.11		Waiver, dated November 19, 2009, by Quicksilver Resources Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed November 23, 2009 and included herein by reference).
10.12		Services and Secondment Agreement, dated August 10, 2007, between Quicksilver Resources Inc. and Quicksilver Gas Services GP LLC (filed as Exhibit 10.5 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).

10.13		Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (filed as Exhibit 10.3 to the Company’s Form 8-K filed August 16, 2007 and included herein by reference).
10.14		Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008 and included herein by reference).
*+10	.15	Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective as of January 1, 2009, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P.
*+10	.16	Quicksilver Gas Services LP Second Amended and Restated 2007 Equity Plan.
+ 10.17		Form of Phantom Unit Award Agreement for Directors (3-year) (filed as Exhibit 10.8 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.18		Form of Phantom Unit Award Agreement for Directors (1-year) (filed as Exhibit 10.9 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.19		Form of Phantom Unit Award Agreement for Non-Directors (Cash) (filed as Exhibit 10.10 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
+ 10.20		Form of Phantom Unit Award Agreement for Non-Directors (Units) (filed as Exhibit 10.11 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).
+ 10.21		Form of Indemnification Agreement by and between Quicksilver Gas Services GP LLC and its officers and directors (filed as Exhibit 10.7 to the Company’s Form S-1/A, File No. 333-140599, filed July 17, 2007 and included herein by reference).
*21	.1	List of Subsidiaries of Quicksilver Gas Services LP.
*23	.1	Consent of Deloitte & Touche LLP.
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Identifies management contracts and compensatory plans or arrangements.