Form 10-Q
period 2010-03-31
Quicksilver Gas Services LP
filed 2010-05-10
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date:

Title of Class	Outstanding as of April 26, 2010
Common Units	16,988,429

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
“NGL” or “NGLs” means natural gas liquids
“Oil” includes crude oil and condensate
COMMONLY USED TERMS
Other commonly used terms and their definitions follow:
“Alliance Midstream Assets” means gathering and treating assets purchased from Quicksilver Resources Inc. in January 2010 in the Alliance Airport area of Tarrant and Denton Counties, Texas
“Alliance System” means the Alliance Midstream Assets and subsequent additions
“Credit Facility” means our senior secured credit facility
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“FASC” means the FASB Accounting Standards Codification
“GAAP” means generally accepted accounting principles in the U.S.
“General Partner” means Quicksilver Gas Services GP LLC, a Delaware limited liability company, which is owned by Quicksilver.
“HCDS” means Hill County Dry System
“IPO” means our initial public offering completed on August 10, 2007
“KGS” means Quicksilver Gas Services LP and our wholly owned subsidiaries, which trade under the ticker symbol “KGS”
“LADS” means Lake Arlington Dry System
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means Quicksilver Resources Inc. and its wholly owned subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in Texas where Quicksilver conducts the majority of its U.S. operations
“Repurchase Obligation Waiver” means the waiver, dated November 2009, by our General Partner, and Quicksilver, where both parties mutually agreed to waive their rights and obligations to transfer ownership of HCDS to KGS.
“SEC” means the U.S. Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the FASB

QUICKSILVER GAS SERVICES LP
INDEX TO FORM 10-Q
For the Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Statements of Income

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Cash Flows

Condensed Consolidated Statements of Changes in Partners’ Capital

Notes to Condensed Consolidated Interim Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

Signatures
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1

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
.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data - Unaudited

	Three Months Ended March 31,
	2010	2009
Revenue
Gathering revenue - Quicksilver	$16,389	$13,528
Gathering revenue	1,115	771
Processing revenue - Quicksilver	6,479	8,702
Processing revenue	756	738
Other revenue - Quicksilver	-	225

Total revenue	24,739	23,964

Expenses
Operations and maintenance	8,013	5,221
General and administrative	2,441	1,992
Depreciation and accretion	5,365	4,524

Total expenses	15,819	11,737

Operating income	8,920	12,227

Interest expense	2,678	2,235

Income from continuing operations before income taxes	6,242	9,992

Income tax provision (benefit)	53	(37)

Net income from continuing operations	6,189	10,029

Loss from discontinued operations	-	(635)

Net income	$6,189	$9,394

General partner interest in net income	$357	$272
Common and subordinated unitholders’ interest in net income	$5,832	$9,122

Basic earnings per limited partner unit:
From continuing operations per common and subordinated unit	$0.20	$0.41
From discontinued operations per common and subordinated unit	$-	$(0.03)
Net earnings per common and subordinated unit	$0.20	$0.38

Diluted earnings per limited partner unit:
From continuing operations per common and subordinated unit	$0.20	$0.36
From discontinued operations per common and subordinated unit	$-	$(0.02)
Net earnings per common and subordinated unit	$0.20	$0.34

Weighted average number of common and subordinated units outstanding:
Basic	28,502	23,827
Diluted	29,019	28,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data - Unaudited

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$592	$746
Accounts receivable	1,110	1,342
Accounts receivable from Quicksilver	11,167	-
Prepaid expenses and other	397	180

Total current assets	13,266	2,268

Property, plant and equipment, net	500,870	482,497
Other assets	2,638	2,859

Total assets	$516,774	$487,624

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$2,750	$2,475
Accounts payable to Quicksilver	-	1,727
Accrued additions to property, plant and equipment	10,801	8,015
Accounts payable and other	4,109	2,240

Total current liabilities	17,660	14,457

Long-term debt	225,800	125,400
Note payable to Quicksilver	53,565	53,243
Asset retirement obligations	9,169	8,919
Deferred income taxes	821	768
Commitments and contingent liabilities (Note 10)

Partners’ capital
Common unitholders (16,988,429 and 16,313,451 units issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	208,386	281,239
Subordinated unitholders (11,513,625 units issued and outstanding at March 31, 2010 and December 31, 2009)	906	3,040
General partner	467	558

Total partners’ capital	209,759	284,837

	$516,774	$487,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands - Unaudited

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$6,189	$9,394
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	5,250	5,097
Accretion of asset retirement obligations	115	67
Deferred income taxes	53	(37)
Equity-based compensation	667	479
Non-cash interest expense	1,464	1,247
Changes in assets and liabilities:
Accounts receivable	232	1,363
Prepaid expenses and other	(274)	313
Accounts receivable and payable with Quicksilver	(16,367)	(8,971)
Accounts payable and other	1,214	1,277

Net cash provided by (used in) operating activities	(1,457)	10,229

Investing activities:
Capital expenditures	(17,163)	(22,952)
Distribution to Quicksilver	(80,276)	-

Net cash used in investing activities	(97,439)	(22,952)

Financing activities:
Proceeds from revolving credit facility borrowings	112,000	22,000
Repayments of credit facility	(11,600)	-
Proceeds from issuance of equity	11,088	-
Issuance costs of equity units paid	(38)	-
Contributions by Quicksilver	-	(83)
Distributions to unitholders	(11,564)	(9,083)
Taxes paid for equity-based compensation vesting	(1,144)	(63)

Net cash provided by financing activities	98,742	12,771

Net cash increase (decrease)	(154)	48

Cash at beginning of period	746	303

Cash at end of period	$592	$351

Cash paid for interest	$1,214	$1,626
Cash paid for income taxes	-	-
Non-cash transactions:
Working capital related to capital expenditures	16,430	15,294
Contribution of property, plant and equipment from Quicksilver	-	5,584
Acquisition of property, plant and equipment under repurchase obligation, net	-	(3,417)
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands - Unaudited

	Limited Partners
			General
	Common	Subordinated	Partner	Total

Balance at December 31, 2009	$281,239	$3,040	$558	$284,837
Equity-based compensation expense recognized	667	-	-	667
Distributions paid to partners	(6,626)	(4,490)	(448)	(11,564)
Distribution to Quicksilver	(80,276)	-	-	(80,276)
Net income	3,476	2,356	357	6,189
Public offering of units, net of offering costs	11,050	-	-	11,050
Taxes paid for stock-based compensation vesting	(1,144)	-	-	(1,144)

Balance at March 31, 2010	$208,386	$906	$467	$209,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Quicksilver Gas Services LP (“KGS”) is a Delaware limited partnership formed in January 2007 for the purpose of completing a public offering of common units and concurrently acquiring midstream assets.  Our general partner is owned by Quicksilver.
     On December 10, 2009, we entered into an underwriting agreement to offer 4,000,000 common units at a price to the public of $21.10 per common unit.  The total net proceeds that we received from the secondary offering during December 2009, before expenses, were approximately $81 million.  In January 2010, the underwriters exercised their option to purchase an additional 549,200 common units, which resulted in additional proceeds of $11.1 million.  During December 2009, we used the proceeds from our secondary offering to temporarily pay down our Credit Facility before finalizing our purchase of the Alliance Midstream Assets.  During January 2010, we borrowed $95 million to fund the purchase of the Alliance Midstream Assets.  Also in January 2010, we used $11 million from the sale of additional units to the underwriters to pay down our Credit Facility.
     As of March 31, 2010, our ownership is as follows:

Ownership
Percentage
Common unitholders:
Public	39.0%
Quicksilver	19.7%
Subordinated unitholders:
Quicksilver	39.7%

Total limited partner interest	98.4%

General Partner interest:
Quicksilver	1.6%

Total	100.0%

     Neither KGS nor our general partner has any employees.  Employees of Quicksilver have been seconded to our general partner pursuant to a services and secondment agreement.  The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate or directly support our midstream operations.
     Description of Business — We are engaged in the gathering, processing, compression and treating of natural gas and the delivery of NGLs, produced from the Barnett Shale formation in the Fort Worth Basin located in Texas.  We provide services under contracts, whereby we receive fees for performing gathering, processing, compression and treating services.  We do not take title to the natural gas or associated NGLs therefore avoiding direct commodity price exposure.
     Our assets include or formerly included:
     Cowtown System
The Cowtown System, located principally in Hood and Somervell counties in the southern portion of the Fort Worth Basin, which includes:
-	the Cowtown Pipeline, consisting of a gathering system and gas compression facilities. This system gathers natural gas produced by our customers and delivers it to the Cowtown and Corvette Plants for processing;

-	the Cowtown Plant, consisting of two natural gas processing units with a total capacity of 200 MMcfd that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream; and

-	the Corvette Plant, placed in service during 2009, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream.

Lake Arlington Dry System
The LADS, located in eastern Tarrant County, consists of a gas gathering system and a gas compression facility with capacity of 180 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.
Alliance System
During January 2010, we completed the purchase of the Alliance Midstream Assets, located in Tarrant and Denton counties of Texas, from Quicksilver for an initial purchase price of $95.2 million, which with subsequent additions, we refer to as the Alliance System.  The purchase price was subsequently reduced to $84.4 million due to a purchase price adjustment based on the timing of construction costs of the system.  The acquired assets consist of a gathering system and a compression facility with a capacity of 230 MMcfd, an amine treating facility with capacity of 180 MMcfd and a dehydration treating facility with capacity of 200 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.  The majority of the Alliance Midstream Assets operations commenced service in September 2009 although less significant operations had been conducted prior to that time.  Because the purchase of the Alliance Midstream Assets was conducted among entities under common control, GAAP requires the inclusion of the Alliance System’s revenues and expenses in our income statements for all periods presented.  The following summarizes the impact of this inclusion:

	Three Months Ended March 31, 2009
	Quicksilver Gas
	Services	Alliance System	Combined
	(In thousands)
Revenues	$23,712	$252	$23,964
Operating expenses	(11,445)	(292)	(11,737)

Operating income (loss)	$12,267	$(40)	$12,227

	As of December 31, 2009
	Quicksilver Gas
	Services	Alliance System	Combined
	(In thousands)
Assets
Property, plant and equipment, net	$396,952	$85,545	$482,497

Total assets	$396,952	$85,545	$482,497

Liabilities
Accounts payable and other	$4,011	$4,004	$8,015
Asset retirement obligations	7,654	1,265	8,919
Partner’s capital	204,561	80,276	284,837

Total liabilities and partners’ capital	$216,226	$85,545	$301,771

Hill County Dry System
As more fully described in Note 2, our financial information through November 2009 also included the operations of a gathering system in Hill County, Texas.  The HCDS gathers natural gas and delivers it to unaffiliated pipelines for further transport and sale downstream.  As of November 2009, the assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon the execution of the Repurchase Obligation Waiver.  The HCDS had previously been subject to a repurchase obligation since its 2007 sale to Quicksilver.
All repurchase obligations to Quicksilver were concluded by December 31, 2009.  Notes 2 and 4 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contain more information regarding the Repurchase Obligation Waiver.

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
     Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.
     Discontinued Operations — In November 2009, Quicksilver and our general partner mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver.  The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009.  In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenues and expenses from our consolidated results of operations beginning in November 2009.  The assets, liabilities, revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations.
     Our 2007 sale of the HCDS to Quicksilver was not treated as a sale for accounting purposes because we operated it and originally intended to repurchase the assets.  Accordingly, the original cost and subsequently incurred costs were recognized in both our property, plant and equipment and our repurchase obligations to Quicksilver.  Similarly, our results of operations included the revenues and expenses for these operations.
     All repurchase obligations to Quicksilver were concluded by December 31, 2009.

         Net Income per Limited Partner Unit — The following is a reconciliation of the weighted-average common and subordinated units used in the basic and diluted earnings per unit calculations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income from continuing operations	$5,832	$9,745
Common and subordinated unitholders’ interest in net loss from discontinued operations	-	(623)

Common and subordinated unitholders’ interest in net income	$5,832	$9,122
Impact of interest on subordinated note to Quicksilver (2)	-	583

Income available assuming conversion of convertible debt	$5,832	$9,705

Weighted-average common and subordinated units - basic	28,502	23,827
Effect of unvested phantom units	517	487
Effect of subordinated note to Quicksilver (1) (2)	-	4,236

Weighted-average common and subordinated units - diluted	29,019	28,550

Basic earnings per unit:
From continuing operations per common and subordinated unit	$0.20	$0.41
From discontinued operations per common and subordinated unit	$-	$(0.03)
Net earnings per common and subordinated unit	$0.20	$0.38

Diluted earnings per unit:
From continuing operations per common and subordinated unit	$0.20	$0.36
From discontinued operations per common and subordinated unit	$-	$(0.02)
Net earnings per common and subordinated unit	$0.20	$0.34
Conversion price (1) (2)	N/A	$12.80
(1) Assumes that convertible debt is converted using the lesser of average closing price per unit or final closing price on March 31.
(2) The impact of the convertible debt is dilutive for the three months ended March 31, 2009, but was anti-dilutive for the three months ended March 31, 2010, based upon KGS units’ market price during that time.
       Comprehensive Income — Comprehensive income is equal to net income for the periods presented due to the absence of any other comprehensive income.
Recently Issued Accounting Standards
     Accounting standard-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements.  No pronouncements affecting our financial statements have been issued since the filing of our 2009 Annual Report on Form 10-K.

3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
         The Partnership Agreement requires that we make distributions within 45 days after the end of each quarter to unitholders of record on the applicable record date selected by the general partner.
         The following table presents cash distributions attributable to quarters ended in 2010 and 2009:

	Attributable to the	Per Unit	Total Cash
Payment Date	Quarter Ended	Distribution (1)	Distribution
			(In millions)
Pending Distributions
May 14, 2010 (2)	March 31, 2010	$0.390	$11.6

Completed Distributions
February 12, 2010 (2)	December 31, 2009	$0.390	$11.6
November 13, 2009 (3)	September 30, 2009	$0.390	$9.7
August 14, 2009 (4)	June 30, 2009	$0.370	$9.1
May 15, 2009 (4)	March 31, 2009	$0.370	$9.1
(1) Represents common and subordinated unitholders
(2) Total cash distribution includes an Incentive Distribution Rights amount of approximately $261,000 to the general partner
(3) Total cash distribution includes an Incentive Distribution Rights amount of approximately $219,000 to the general partner
(4) Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner
         The subordination period will end, and the subordinated units will convert to an equal number of common units, when KGS has earned and paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive years, which we expect will occur in the fourth quarter of 2010.
4. DISCONTINUED OPERATIONS
         As more fully discussed in Note 1, the revenues and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon our decision not to purchase the system from Quicksilver as follows:

Three Months Ended
March 31, 2009
(In thousands)
Revenues	$1,002
Operating expenses	(999)
Interest expense	(638)

Loss from discontinued operations	$(635)

5. PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Gathering systems	$135,941	$135,128
Processing plants and compression facilities	352,764	332,053
Construction in progress - gathering	19,000	17,693
Rights-of-way and easements	28,486	27,788
Land	4,251	4,251
Buildings and other	2,826	2,732

	543,268	519,645
Accumulated depreciation	(42,398)	(37,148)

Net property, plant and equipment	$500,870	$482,497

6. DEBT
         Debt consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Credit Facility	$225,800	$125,400
Subordinated Note to Quicksilver	56,315	55,718

	282,115	181,118
Current maturities of debt	(2,750)	(2,475)

Debt	$279,365	$178,643

         At March 31, 2010, we had $226 million outstanding under our $320 million Credit Facility.  The Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $350 million.  The weighted-average interest rate as of March 31, 2010 was 3.3%.  For a more complete description of our indebtedness, see Note 7 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
7. ASSET RETIREMENT OBLIGATIONS
         Activity for asset retirement obligations is as follows:

Three Months Ended
March 31, 2010
(In thousands)
Beginning asset retirement obligations as reported at December 31, 2009	$7,654
Alliance Midstream Asset obligations at December 31, 2009	1,265

Adjusted asset retirement obligations	$8,919
Incremental liability incurred	135
Accretion expense	115

Ending asset retirement obligations	$9,169

As of March 31, 2010, no assets are legally restricted for use in settling asset retirement obligations.
8. EQUITY-BASED COMPENSATION
         Awards of phantom units have been granted under our amended 2007 Equity Plan.  The following table summarizes information regarding 2010 phantom unit activity:

	Payable in cash		Payable in units

		Weighted		Weighted
		Average Grant		Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested phantom units - January 1, 2010	33,240	$20.90	485,672	$12.75
Vested	-	-	(179,886)	13.74
Issued	-	-	211,600	21.15
Cancelled	-	-	(431)	14.72

Unvested phantom units - March 31, 2010	33,240	$20.90	516,955	$15.84

       At January 1, 2010, KGS had total unvested compensation cost of $2.9 million related to phantom units.  KGS recognized compensation expense of approximately $0.9 million during the three months ended March 31, 2010, including $0.1 million related to Quicksilver equity grants issued to employees seconded to KGS.  Grants of phantom units during the three months ended March 31, 2010 had an estimated grant date fair value of $4.5 million.  KGS has unearned compensation expense of $5.3 million at March 31, 2010 that will be recognized in expense through January 2012.  Phantom units that vested during the three months ended March 31, 2010 had a fair value of $2.5 million on their vesting date.
       On January 4, 2010, KGS awarded annual equity grants totaling 211,600 phantom units to the non-management directors, executive officers of KGS’ general partner and employees seconded to KGS.  Each phantom unit will settle in KGS units and had a grant date fair value of $21.15, which will be recognized over the vesting period of three years except for grants to non-employee directors of our general partner which vest over one year.  At March 31, 2010, 592,939 units were available for issuance under the amended 2007 Equity Plan.
       For a more complete description of KGS’ Equity Plan, see Note 11 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
9. INCOME TAXES
       No provision for federal income taxes related to KGS’ results of operations is included in the accompanying unaudited condensed consolidated interim financial statements as such income is taxable directly to the partners holding interests in KGS.
       For more information about our income taxes, see Note 10 to the consolidated financial statements in our 2009 Annual Report on
Form 10-K.
10. COMMITMENTS AND CONTINGENT LIABILITIES
       For a description of our commitments and contingencies see Note 9 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
11. RELATED-PARTY TRANSACTIONS
       We routinely conduct business with Quicksilver and its affiliates.  For a more complete description of our agreements with Quicksilver, see Note 2 and Note 12 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
       During the three months ended March 31, 2010, Quicksilver accounted for more than 90% of our total revenues.  All cash disbursements for our operations and maintenance expenses and general and administration expenses for the three months ended March 31, 2010 were paid to Quicksilver, which processes such amounts on our behalf.
       With the purchase of the Alliance Midstream Assets, we also entered into an agreement with Quicksilver to lease pipeline assets in the Alliance area that we did not purchase.  We have recognized $0.5 million of expense related to this agreement during the first quarter of 2010.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated interim financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report.  The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on
Form 10-K.
Overview
     We are a growth-oriented Delaware limited partnership engaged in gathering, processing, compression and treating of natural gas and delivery of NGLs, produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas.  We began operations in 2004 to provide midstream services primarily to Quicksilver and to other natural gas producers in this area.  During the three months ended March 31, 2010, 94% of our total gathering and 88% of our processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems.  We gather, process and treat natural gas pursuant to contracts under which we receive fees.  We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure.  However, a sustained decline in commodity prices could result in our customers reducing their production volumes which would cause a resulting decrease in our revenues.  Our contracts provide relatively stable cash flows, but little upside in higher commodity price environments.  All of our natural gas volumes gathered and processed during the three months ended March 31, 2010 were subject to fee-based contracts.
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
     Adjusted Gross Margin – We use adjusted gross margin information to evaluate the relationship between our gathering and processing revenues and the cost of operating our facilities, including our general and administrative overhead.  Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for expenses such as interest and income tax which are necessary to maintain our business.  In measuring our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP.  Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.  A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations.”
     Operating Expenses – We consider operating expenses in evaluating the performance of our operations.  These expenses are comprised primarily of direct labor, insurance, property taxes, repair and maintenance expense, utilities and contract services, and are largely independent of the volumes through our systems, but may fluctuate depending on the scale of our operations during a specific period.  Our ability to manage operating expenses has a significant impact on our profitability and ability to pay distributions.
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
     EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance as compared to those of other companies in the midstream industry without regard to financing methods, capital structure or historical cost basis; and
•	the viability of acquisitions and capital expenditure projects and the rates of return on investment opportunities.
Current Quarter Highlights
•	During January 2010, we completed the purchase of the Alliance Midstream Assets, located in Tarrant and Denton counties of Texas, from Quicksilver for an initial purchase price of $95.2 million. The purchase price was subsequently reduced to $84.4 million due to a purchase price adjustment based on the timing of construction costs of the system. Gathered volumes on the Alliance System in the three months ended March 31, 2010 averaged 111 MMcfd.

•	In January 2010, the underwriters of our secondary offering exercised their option to purchase an additional 549,200 common units, which resulted in additional proceeds of $11.1 million. We used $11 million from the sale of the additional units to pay down our Credit Facility.

         RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
       The following discussion compares the results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009, which we refer to as the 2010 quarter and the 2009 quarter, respectively.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Total revenues	$24,739	$23,964
Operations and maintenance expense	8,013	5,221
General and administrative expense	2,441	1,992

Adjusted gross margin	14,285	16,751
Other income	-	-

EBITDA	14,285	16,751
Depreciation and accretion expense	5,365	4,524
Interest expense	2,678	2,235
Income tax provision (benefit)	53	(37)

Net income from continuing operations	$6,189	$10,029

The following table summarizes our volumes for the three months ended March 31, 2010 and 2009:

	Gathering		Processing
	2010	2009	2010	2009
	(MMcf)
Cowtown System	11,430	15,107	11,244	14,653
Lake Arlington Dry System	4,410	6,278	-	-
Alliance System	9,957	3,585	-	-

Total	25,797	24,970	11,244	14,653

The following table summarizes the changes in our revenues:

	Gathering	Processing	Other	Total
	(In thousands)

Revenue for the three months ended March 31, 2009	$14,299	$9,440	$225	$23,964
Volume changes	473	(2,196)	-	(1,723)
Price changes	2,732	(9)	(225)	2,498

Revenue for the three months ended March 31, 2010	$17,504	$7,235	$-	$24,739

       Total Revenues and Volumes — The increase in revenue is related to higher volumes on the Alliance System and the $0.5 million of additional compression fees on the Cowtown System where additional compression assets were placed into service during 2009.  There were lower volumes at Cowtown and LADS primarily due to Quicksilver’s capital focus being in the Alliance area since March 31, 2009.  We expect our gathered volumes to be between 360 and 370 MMcfd for the remainder of 2010, which will yield average gathered volumes for 2010 of between 340 and 350 MMcfd.
       Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the $2.1 million of higher costs attributable to a larger Alliance System due to the addition of the compression facility and expanded gathering system.  In addition, we experienced higher costs to operate compression assets in other areas, mainly related to ad valorem tax and compression overhaul costs.

       General and Administrative Expense — The increase in general and administrative expense was due to higher legal expenses related to the acquisition of the Alliance Midstream Assets, advertising cost and equity compensation expense.  General and administrative expense includes $0.7 million and $0.5 million of equity-based compensation expense for the quarters ended March 31, 2010 and 2009, respectively.
       Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA decreased primarily as a result of the increase in expenses described above.  As a percentage of revenues, adjusted gross margin and EBITDA decreased from 70% in 2009 to 58% in 2010, primarily due to the increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense, which were partially offset by the increase in revenues.
       Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of continuing expansion of our asset base, which included the expansion of the Alliance System.
       Interest Expense — Interest expense increased primarily due to the increases in the borrowings under our Credit Facility, partially offset by the absence of any repurchase obligations.  During December 2009, we used $80.5 million of proceeds from our secondary offering to temporarily pay down our Credit Facility.  During January 2010, we borrowed $95 million to purchase the Alliance Midstream Assets and repaid $11 million upon the underwriters’ exercise of their over-allotment option.
The following table summarizes the details of interest expense for the three months ended March 31, 2010 and 2009.  With the conclusion of our repurchase obligations during 2009, we have no interest expense for such items in 2010.

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Interest cost:
Revolving Credit Facility	$2,082	$1,205
Repurchase obligation	-	745
Subordinated note to Quicksilver	596	595

Total cost	2,678	2,545
Less interest capitalized	-	(310)

Interest expense	$2,678	$2,235

Liquidity and Capital Resources
       The volumes of natural gas that we gather and process are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, their derivative programs, the availability and cost of capital, their level of successful drilling activity and other factors beyond their control.  We cannot predict future changes to natural gas prices or how any such pricing changes will influence producers’ behaviors.  If reduced drilling and development conditions were to persist or worsen over a prolonged period of time, we could experience a reduction in volumes through our system and therefore reductions of revenue and cash flows.
     Our sources of liquidity include:
•	cash generated from operations;
•	borrowings under our Credit Facility; and
•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our current level of quarterly cash distributions of $0.39 per unit and satisfy our short-term working capital and maintenance capital expenditure requirements.  In funding the $95.2 million purchase of the Alliance Midstream Assets in January 2010, we borrowed $95 million from our Credit Facility in January 2010 and repaid $11 million upon the underwriters’ exercise of their over-allotment option.  The purchase price was subsequently reduced to $84.4 million due to a purchase price adjustment based on the timing of the construction costs of the system, which is reflected as a $10.8 million receivable from parent that is expected to be settled during the second quarter of 2010.
     Our cash flows are significantly influenced by Quicksilver’s production in the Fort Worth Basin.  As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.
Cash Flows

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$(1,457)	$10,229
Net cash used in investing activities	(97,439)	(22,952)
Net cash provided by financing activities	98,742	12,771
       Cash Flows Used in Operating Activities — The decrease in cash flows from operating activities resulted primarily from lower net income due to higher operating expenses in the 2010 quarter and the timing of payments from Quicksilver, including the reimbursement of the purchase price adjustment for the Alliance Midstream Assets.
       Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulted from the distribution to Quicksilver of $80.3 million related to the accounting treatment of the purchase of the Alliance Midstream Assets.  Additionally, for the 2010 quarter, we spent $17.2 million for gathering assets and processing facilities, which represents a $5.8 million decrease from the 2009 quarter which is due to reduced spending by producers.
       Cash Flows Provided by Financing Activities — Changes in cash flows provided by financing activities during the 2010 quarter resulted primarily from the net borrowings under our Credit Facility of $100 million compared with the 2009 quarter net borrowings of $22 million.  In addition, we distributed $2.5 million more to our unitholders during the 2010 quarter.  In January 2010, the underwriters of our secondary offering exercised their option to purchase an additional 549,200 common units, which generated proceeds of $11.1 million for which there was no comparable 2009 event.
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
     We currently forecast approximately $60 million in capital expenditures for 2010, of which $6.6 million is classified as maintenance capital expenditures.  These amounts exclude the acquisition of the Alliance Midstream Assets, but include expected post-acquisition capital expenditures.  The capital forecast includes $30 million for the construction of pipelines and gathering systems, $22 million for compression assets and $8 million for processing plants.
     During the 2010 quarter, we increased gross property, plant and equipment by $23.6 million, including expansion capital expenditures of approximately $21.8 million, $1.7 million in maintenance capital expenditures and $0.1 million in asset retirement cost.
Other Matters
     We regularly review opportunities for both organic growth projects and acquisitions that will enhance our financial performance.  Since we distribute all of our available cash to our unitholders, we will depend on a combination of borrowings under our Credit Facility, operating cash flows and debt or equity offerings to finance any future growth capital expenditures or acquisitions.
Debt
       Credit Facility — At March 31, 2010, we had $226 million outstanding under our $320 million Credit Facility.  The Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $350 million.  The weighted-average interest rate as of March 31, 2010 was 3.3%.
       At March 31, 2010, our credit agreement required us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in our credit agreement) to our net interest expense of not less than 2.5 to 1.0; and a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 4.5 to 1.0.
       Our credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;
•	grant liens;
•	sell assets; and
•	engage in transactions with affiliates.
       Subordinated Note — For the 2010 quarter, the debt ratio requirement was not met, which resulted in no principal payment and interest expense of $0.6 million recognized was added to the outstanding principal amount.  The interest rate at March 31, 2010 was 4.3%.
       For a more complete description of our indebtedness, see Note 7 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.

Contractual Obligations and Commercial Commitments
       There have been no significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2009 Annual Report on Form 10-K except for the satisfaction of approximately $5.1 million of contractual obligations related to the Alliance Midstream Assets as disclosed in Item 8 in our 2009 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Recently Issued Accounting Standards
       The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Estimates
       Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this Quarterly Report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in Item 7 in our 2009 Annual Report on Form 10-K.  These critical estimates, for which no significant changes have occurred in the three months ended March 31, 2010, include estimates and assumptions pertaining to:
•	depreciation expense for property, plant and equipment;
•	asset retirement obligations; and
•	equity-based compensation.
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
Credit Risk
       Our primary credit risk relates to our dependency on Quicksilver for the majority of our natural gas volumes, which causes us to be subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees.  Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future.  Accordingly, this risk could be higher than it might be with a more creditworthy customer or with a more diversified group of customers.  Unless and until we significantly diversify our customer base, we expect to continue to be subject to non-diversified risk of nonpayment or late payment of our fees.  Additionally, we perform credit analyses of our customers on a regular basis pursuant to our corporate credit policy.  We have not had any significant losses due to counter-party failures to perform.
Interest Rate Risk
       As base interest rates remain low, the credit markets have caused the spreads charged by lenders to increase.  As base rates or spreads increase, our financing costs will increase accordingly.  Although this could limit our ability to raise funds in the capital markets, we expect that our competitors would face similar challenges with respect to funding acquisitions and capital projects.  We are exposed to variable interest rate risk as a result of borrowings under our Credit Facility and our subordinated note to Quicksilver.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
       We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
       There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
       Our operations are subject to a variety of risks and disputes normally incident to our business.  As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business.  However, we are not currently a party to any material litigation.
Item 1A. Risk Factors
       There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” included in our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
       None.
Item 3. Defaults Upon Senior Securities
       None.
Item 4. (Removed and Reserved)
       Not Applicable.
Item 5. Other Information
       None.

Item 6. Exhibits:

Exhibit No.	Description

10.1	Gas Gathering Agreement, effective December 1, 2009, between Cowtown Pipeline Partners L.P. (as successor in interest to Cowtown Pipeline L.P.) and Quicksilver Resources Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed January 8, 2010 and included herein by reference).
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2010

QUICKSILVER GAS SERVICES LP By: QUICKSILVER GAS SERVICES GP LLC, its General Partner
By:	/s/ Philip Cook
Philip Cook
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Gas Gathering Agreement, effective December 1, 2009, between Cowtown Pipeline Partners L.P. (as successor in interest to Cowtown Pipeline L.P.) and Quicksilver Resources Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed January 8, 2010 and included herein by reference).
*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith