Form 10-Q
period 2010-06-30
Quicksilver Gas Services LP
filed 2010-08-09
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date:

Title of Class	Outstanding as of July 30, 2010
Common Units	16,988,429

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
Other commonly used terms and their definitions follow:
“Alliance Midstream Assets” means gathering and treating assets purchased from Quicksilver Resources Inc. in January 2010 in the Alliance Airport area of Tarrant and Denton Counties, Texas
“Alliance System” means the Alliance Midstream Assets and subsequent additions
“Credit Facility” means our senior secured credit facility
“Crestwood” means Crestwood Midstream Partners LP and its affiliates.
“Crestwood Transaction” means the sale to Crestwood by Quicksilver of all its interests in KGS
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“FASC” means the FASB Accounting Standards Codification
“GAAP” means generally accepted accounting principles in the U.S.
“General Partner” means Quicksilver Gas Services GP LLC, a Delaware limited liability company
“HCDS” means Hill County Dry System
“IPO” means our initial public offering completed on August 10, 2007
“KGS” means Quicksilver Gas Services LP and our wholly owned subsidiaries, which trade under the ticker symbol “KGS”
“LADS” means Lake Arlington Dry System
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008
“Quicksilver” means Quicksilver Resources Inc. and its wholly owned subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in Texas where Quicksilver conducts the majority of its U.S. operations
“Repurchase Obligation Waiver” means the waiver, dated November 2009, by our General Partner and Quicksilver, where both parties mutually agreed to waive their rights and obligations to transfer ownership of HCDS to KGS.
“SEC” means the U.S. Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the FASB

QUICKSILVER GAS SERVICES LP INDEX TO
FORM 10-Q
For the Period Ended June 30, 2010

FORWARD-LOOKING INFORMATION
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements reflect our current expectations or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;
•	fluctuations in natural gas prices;
•	failure or delays by our customers in achieving expected production from natural gas projects;
•	competitive conditions in our industry;
•	actions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;
•	fluctuations in the value of certain of our assets and liabilities;
•	changes in the availability and cost of capital;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	construction costs or capital expenditures exceeding estimated or budgeted amounts;
•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;
•	the effects of existing or future litigation; and
•	certain factors discussed elsewhere in this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Gathering revenue - Quicksilver	$18,405	$13,731	$34,794	$27,259
Gathering revenue	1,340	389	2,455	1,160
Processing revenue - Quicksilver	6,774	8,684	13,253	17,386
Processing revenue	675	311	1,431	1,049
Other revenue - Quicksilver	-	225	-	450

Total revenue	27,194	23,340	51,933	47,304

Expenses
Operations and maintenance	6,588	5,950	14,601	11,171
General and administrative	1,833	1,744	4,274	3,736
Depreciation and accretion	5,642	5,321	11,007	9,845

Total expenses	14,063	13,015	29,882	24,752

Operating income	13,131	10,325	22,051	22,552
Other income	-	1	-	1
Interest expense	2,945	2,243	5,623	4,478

Income from continuing operations before income taxes	10,186	8,083	16,428	18,075
Income tax provision	73	248	126	211

Net income from continuing operations	10,113	7,835	16,302	17,864
Loss from discontinued operations	-	(819)	-	(1,454)

Net income	$10,113	$7,016	$16,302	$16,410

General partner interest in net income	$677	$225	$778	$497
Common and subordinated unitholders’ interest in net income	$9,436	$6,791	$15,524	$15,913

Basic earnings (loss) per limited partner unit:
From continuing operations per common and subordinated unit	$0.33	$0.32	$0.54	$0.73
From discontinued operations per common and subordinated unit	$-	$(0.03)	$-	$(0.06)
Net earnings per common and subordinated unit	$0.33	$0.29	$0.54	$0.67

Diluted earnings (loss) per limited partner unit:
From continuing operations per common and subordinated unit	$0.31	$0.29	$0.52	$0.65
From discontinued operations per common and subordinated unit	$-	$(0.03)	$-	$(0.05)
Net earnings per common and subordinated unit	$0.31	$0.26	$0.52	$0.60

Weighted average number of common and subordinated units outstanding:
Basic	28,502	23,827	28,502	23,827
Diluted	31,958	28,395	31,952	28,488
Distributions per unit	$0.42	$0.37	$0.81	$0.74
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data - Unaudited

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$556	$746
Accounts receivable	1,201	1,342
Accounts receivable from Quicksilver	2,038	-
Prepaid expenses and other	1,140	180

Total current assets	4,935	2,268

Property, plant and equipment, net	508,850	482,497
Other assets	2,417	2,859

Total assets	$516,202	$487,624

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$3,025	$2,475
Accounts payable to Quicksilver	-	1,727
Accrued additions to property, plant and equipment	7,396	8,015
Accounts payable and other	5,755	2,240

Total current liabilities	16,176	14,457

Long-term debt	226,800	125,400
Note payable to Quicksilver	53,927	53,243
Asset retirement obligations	9,425	8,919
Deferred income taxes	895	768
Commitments and contingent liabilities (Note 10)

Partners’ capital
Common unitholders (16,988,429 and 16,313,451 units issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	208,209	281,239
Subordinated unitholders (11,513,625 units issued and outstanding at June 30, 2010 and December 31, 2009)	331	3,040
General partner	439	558

Total partners’ capital	208,979	284,837

	$516,202	$487,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$16,302	$16,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,765	11,030
Accretion of asset retirement obligations	242	178
Deferred income taxes	126	211
Equity-based compensation	1,334	870
Non-cash interest expense	2,709	3,252
Changes in assets and liabilities:
Accounts receivable	141	1,499
Prepaid expenses and other	(1,011)	32
Accounts receivable and payable with Quicksilver	(6,323)	(2,284)
Accounts payable and other	2,464	2,051

Net cash provided by operating activities	26,749	33,249

Investing activities:
Capital expenditures	(34,845)	(35,780)
Distribution to Quicksilver	(80,276)	-

Net cash used in investing activities	(115,121)	(35,780)

Financing activities:
Proceeds from revolving credit facility borrowings	124,500	31,500
Repayments of credit facility	(23,100)	(10,500)
Proceeds from issuance of equity	11,088	-
Issuance costs of equity units paid	(34)	-
Contributions by Quicksilver	-	37
Distributions to unitholders	(23,128)	(18,165)
Taxes paid for equity-based compensation vesting	(1,144)	(63)

Net cash provided by financing activities	88,182	2,809

Net cash increase (decrease)	(190)	278

Cash at beginning of period	746	303

Cash at end of period	$556	$581

Cash paid for interest	$2,914	$2,745
Cash paid for income taxes	-	-
Non-cash transactions:
Working capital related to capital expenditures	12,112	15,056
Contribution of property, plant and equipment from Quicksilver	-	20,066
Acquisition of property, plant and equipment under repurchase obligation, net	-	(7,570)
The accompanying notes are an integral part of these condensed consolidated financial statements.

QUICKSILVER GAS SERVICES LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands – Unaudited

	Limited Partners
			General
	Common	Subordinated	Partner	Total
Balance at December 31, 2009	$281,239	$3,040	$558	$284,837
Equity-based compensation expense recognized	1,334	-	-	1,334
Distributions paid to partners	(13,251)	(8,980)	(897)	(23,128)
Distribution to Quicksilver for Alliance Midstream Assets	(80,276)	-	-	(80,276)
Net income	9,253	6,271	778	16,302
Public offering of units, net of offering costs	11,054	-	-	11,054
Taxes paid for stock-based compensation vesting	(1,144)	-	-	(1,144)

Balance at June 30, 2010	$208,209	$331	$439	$208,979

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
     On December 10, 2009, we entered into an underwriting agreement to offer 4,000,000 common units at a price to the public of $21.10 per common unit.  The total net proceeds that we received from the secondary offering during December 2009, before expenses, were approximately $81 million.  In January 2010, the underwriters exercised their option to purchase an additional 549,200 common units, which resulted in additional proceeds of $11.1 million.  During December 2009, we used the proceeds from our secondary offering to temporarily pay down our Credit Facility before finalizing our purchase of the Alliance Midstream Assets for $84.4 million during 2010.  Also in January 2010, we used $11 million from the sale of additional units to the underwriters to pay down our Credit Facility.
     As of June 30, 2010, our ownership is as follows:

	Ownership Percentage
	Quicksilver	Public	Total
General partner interest	1.6%	-	1.6%
Limited partner interest:
Common unitholders	19.7%	39.0%	58.7%
Subordinated unitholders	39.7%	-	39.7%

Total interests	61.0%	39.0%	100.0%

     Neither KGS nor our general partner has any employees.  Employees of Quicksilver have been seconded to our general partner pursuant to a services and secondment agreement.  The seconded employees, including field operations personnel, general and administrative personnel and a vice president, operate or directly support our midstream operations.
     In July 2010, we announced that Quicksilver, the owner of our general partner, entered into a definitive agreement to sell all of its interest in us to Crestwood.  At the closing of the Crestwood Transaction, Quicksilver will convey all of its ownership of us to Crestwood.  We do not expect the transaction to have any direct impact to our historical financial statements as previously reported.  However, effective at the closing date of the transaction, we expect the following significant matters to occur:
•	recognition of approximately $4.4 million of unrecognized costs associated with equity-based compensation of KGS phantom units;
•	acceleration of amounts due under our Credit Facility, which we expect will be replaced by another credit facility;
•	termination of our omnibus agreement with Quicksilver;
•	termination of our services and secondment agreement with Quicksilver which will be replaced, on a temporary basis, with a transition services agreement;
•	extension of the terms of all gathering agreements with Quicksilver to 2020;
•	change to a fixed gathering rate of $0.55 per Mcf at the Alliance System to replace the variable rate which has a range of $0.40 to $0.55 per Mcf.
     More information regarding the Crestwood Transaction is contained in our 2010 Highlights discussion within Management’s Discussion and Analysis in Item 2 of Part I of this Quarterly Report.
     Description of Business — We are engaged in the gathering, processing, compression and treating of natural gas and the delivery of NGLs produced from the Barnett Shale formation in the Fort Worth Basin located in Texas.  We provide services under contracts, whereby we receive fees for performing gathering, processing, compression and treating services.  We do not take title to the natural gas or associated NGLs thereby avoiding direct commodity price exposure.

Our assets include or formerly included:
Cowtown System
The Cowtown System, located principally in Hood and Somervell counties in the southern portion of the Fort Worth Basin, which includes:
-	the Cowtown Pipeline, consisting of a gathering system and related gas compression facilities. This system gathers natural gas produced by our customers and delivers it to the Cowtown and Corvette Plants for processing;

-	the Cowtown Plant, consisting of two natural gas processing units with a total capacity of 200 MMcfd that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream; and

-	the Corvette Plant, placed in service during 2009, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream.
Lake Arlington Dry System
The LADS, located in eastern Tarrant County, consists of a gas gathering system and related gas compression facility with capacity of 180 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.
Alliance System
During 2010, we completed the purchase of the Alliance Midstream Assets, from Quicksilver for a purchase price of $84.4 million, which with subsequent additions, we refer to as the Alliance System.  The Alliance System consists of a gathering system and related compression facility with a capacity of 300 MMcfd, an amine treating facility with capacity of 360 MMcfd and a dehydration treating facility with capacity of 300 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.  The majority of the Alliance Midstream Assets operations commenced service in September 2009, although less significant operations had been conducted prior to that time.  Because the purchase of the Alliance Midstream Assets was conducted among entities under common control, GAAP requires the inclusion of the Alliance System’s revenue and expenses in our income statements for all periods presented.  The following summarizes the impact of this inclusion:

	Three Months Ended June 30, 2009
	Quicksilver Gas
	Services	Alliance System	Combined
	(In thousands)
Revenue	$23,108	$232	$23,340
Operating expenses	(12,387)	(628)	(13,015)

Operating income (loss)	$10,721	$(396)	$10,325

Basic earnings (loss) per limited partner unit:	$0.30	$(0.01)	$0.29
Diluted earnings (loss) per limited partner unit:	$0.27	$(0.01)	$0.26

	Six Months Ended June 30, 2009
	Quicksilver Gas
	Services	Alliance System	Combined
	(In thousands)
Revenue	$46,820	$484	$47,304
Operating expenses	(23,832)	(920)	(24,752)

Operating income (loss)	$22,988	$(436)	$22,552

Basic earnings (loss) per limited partner unit:	$0.69	$(0.02)	$0.67
Diluted earnings (loss) per limited partner unit:	$0.61	$(0.01)	$0.60

	As of December 31, 2009
	Quicksilver Gas
	Services	Alliance System	Combined
	(In thousands)
Assets
Property, plant and equipment, net	$396,952	$85,545	$482,497

Total assets	$396,952	$85,545	$482,497

Liabilities
Accrued additions to property, plant and equipment	$4,011	$4,004	$8,015
Asset retirement obligations	7,654	1,265	8,919
Partner’s capital	204,561	80,276	284,837

Total liabilities and partners’ capital	$216,226	$85,545	$301,771

Hill County Dry System
As more fully described in Note 2, our financial information through November 2009 also included the operations of a gathering system in Hill County, Texas.  The HCDS gathers natural gas and delivers it to unaffiliated pipelines for further transport and sale downstream.  As of November 2009, the assets, liabilities, revenue and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations based upon the execution of the Repurchase Obligation Waiver.  The HCDS had previously been subject to a repurchase obligation since its 2007 sale to Quicksilver.
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
     Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements.  Estimates and judgments are based on information available at the time such estimates and judgments are made.  Although management believes the estimates are appropriate, actual results can differ from those estimates.
     Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.
     Discontinued Operations — In November 2009, Quicksilver and our general partner mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver.  The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009.  In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenue and expenses from our consolidated results of operations beginning in November 2009.  The assets, liabilities, revenue and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations.
     Our 2007 sale of the HCDS to Quicksilver was not treated as a sale for accounting purposes because we operated it and originally intended to repurchase the assets.  Accordingly, the original cost and subsequently incurred costs were recognized in both our property, plant and equipment and our repurchase obligations to Quicksilver prior to their reclassification to discontinued operations.  Similarly, our results of operations included the revenue and expenses for these operations prior to their reclassification to discontinued operations.

     Net Income per Limited Partner Unit — The following is a reconciliation of the components of the basic and diluted earnings per unit calculations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income from continuing operations	$9,436	$7,595	$15,524	$17,340
Common and subordinated unitholders’ interest in net loss from discontinued operations	-	(804)	-	(1,427)

Common and subordinated unitholders’ interest in net income	$9,436	$6,791	$15,524	$15,913
Impact of interest on subordinated note to Quicksilver	627	492	1,213	1,075

Income available assuming conversion of convertible debt	$10,063	$7,283	$16,737	$16,988

Weighted-average common and subordinated units - basic	28,502	23,827	28,502	23,827
Effect of unvested phantom units	517	487	517	487
Effect of subordinated note to Quicksilver (1)	2,939	4,081	2,933	4,174

Weighted-average common and subordinated units - diluted	31,958	28,395	31,952	28,488

Basic earnings per unit:
From continuing operations per common and subordinated unit	$0.33	$0.32	$0.54	$0.73
From discontinued operations per common and subordinated unit	$-	$(0.03)	$-	$(0.06)
Net earnings per common and subordinated unit	$0.33	$0.29	$0.54	$0.67

Diluted earnings per unit:
From continuing operations per common and subordinated unit	$0.31	$0.29	$0.52	$0.65
From discontinued operations per common and subordinated unit	$-	$(0.03)	$-	$(0.05)
Net earnings per common and subordinated unit	$0.31	$0.26	$0.52	$0.60
Conversion price of convertible debt (1)	$19.38	$13.41	$19.42	$13.11
(1) Assumes that convertible debt is converted using the lesser of average closing price per unit during the period ended or final closing price on June 30.
Comprehensive Income — Comprehensive income is equal to net income for the periods presented due to the absence of any other comprehensive income.
Recently Issued Accounting Standards
     Accounting standard-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements.  No pronouncements materially affecting our financial statements have been issued since the filing of our 2009 Annual Report on Form 10-K.
3. PARTNERS’ CAPITAL AND DISTRIBUTIONS
     Our Partnership Agreement requires that we make distributions within 45 days after the end of each quarter to unitholders of record on the applicable record date selected by the general partner.
     The following table presents cash distributions attributable to quarters ended in 2010 and 2009:

	Attributable to the	Per Unit	Total Cash
Payment Date	Quarter Ended	Distribution (1)	Distribution
			(In millions)

Pending Distribution
August 13, 2010 (2)	June 30, 2010	$0.420	$12.7

Completed Distributions
May 14, 2010 (3)	March 31, 2010	$0.390	$11.6
February 12, 2010 (3)	December 31, 2009	$0.390	$11.6
November 13, 2009 (4)	September 30, 2009	$0.390	$9.7
August 14, 2009 (5)	June 30, 2009	$0.370	$9.1
May 15, 2009 (5)	March 31, 2009	$0.370	$9.1

(1)	Represents common and subordinated unitholders
(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $522,000 to the general partner
(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $261,000 to the general partner
(4)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $219,000 to the general partner
(5)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner
     The subordination period will end, and the subordinated units will convert to an equal number of common units, when KGS has earned and paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive years, which we expect will occur in the fourth quarter of 2010.
4. DISCONTINUED OPERATIONS
     As more fully discussed in Notes 1 and 2, based upon our decision not to purchase the system from Quicksilver, the revenue and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(In thousands)	(In thousands)
Revenue	$873	$1,875
Operating expenses	(1,122)	(2,121)
Interest expense	(570)	(1,208)

Loss from discontinued operations	$(819)	$(1,454)

5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Gathering systems	$138,341	$135,128
Processing plants and compression facilities	358,732	332,053
Construction in progress - gathering	23,533	17,693
Rights-of-way and easements	29,061	27,788
Land	4,251	4,251
Buildings and other	2,843	2,732

	556,761	519,645
Accumulated depreciation	(47,911)	(37,148)

Net property, plant and equipment	$508,850	$482,497

6. DEBT
     Debt consisted of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Credit Facility	$226,800	$125,400
Subordinated Note to Quicksilver	56,952	55,718

	283,752	181,118
Current maturities of debt	(3,025)	(2,475)

Debt	$280,727	$178,643

     Our Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity from $320 million to $350 million.  The weighted-average interest rate as of June 30, 2010 was 3.5%.  For a more complete description of our indebtedness, see Note 7 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
     As more fully discussed in our Management’s Discussion and Analysis in Item 2 of Part I of this Quarterly Report, we expect the Crestwood Transaction will cause the Credit Facility to terminate and for a new credit facility to be established by Crestwood.  As part of the Crestwood Transaction, Crestwood will acquire the Subordinated Note to Quicksilver.
7. ASSET RETIREMENT OBLIGATIONS
     Activity for asset retirement obligations is as follows:

June 30, 2010
(In thousands)
Beginning asset retirement obligations as reported at December 31, 2009	$7,654
Alliance Midstream Asset obligations at December 31, 2009	1,265

Adjusted asset retirement obligations at December 31, 2009	$8,919
Incremental liability incurred	264
Accretion expense	242

Ending asset retirement obligations at June 30, 2010	$9,425

As of June 30, 2010, no assets are legally restricted for use in settling asset retirement obligations.
8. EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under our amended 2007 Equity Plan.  The following table summarizes information regarding 2010 phantom unit activity:

	Payable in cash		Payable in units

		Weighted		Weighted
		Average Grant		Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested phantom units - January 1, 2010	33,240	$20.90	485,672	$12.75
Vested	(1,956)	18.94	(179,886)	13.74
Issued	-	-	211,600	21.15
Cancelled	-	-	(763)	17.52

Unvested phantom units - June 30, 2010	31,284	$20.82	516,623	$15.83

     At January 1, 2010, KGS had total unvested compensation cost of $2.9 million related to phantom units.  KGS recognized compensation expense of approximately $1.8 million during the six months ended June 30, 2010, including $0.2 million related to Quicksilver equity grants issued to employees seconded to KGS.  Grants of phantom units during the six months ended June 30, 2010 had an estimated grant date fair value of $4.5 million.  KGS had unearned compensation expense of $4.4 million at

June 30, 2010 that is scheduled to be recognized in expense through December 2012.  Phantom units that vested during the six months ended June 30, 2010 had a fair value of $2.5 million on their vesting date.
     On January 4, 2010, KGS awarded annual equity grants totaling 211,600 phantom units to the non-management directors, executive officers of KGS’ general partner and employees seconded to KGS.  Each phantom unit will settle in KGS units and had a grant date fair value of $21.15, which will be recognized over the vesting period of three years except for grants to non-employee directors of our general partner in lieu of cash compensation, which vest after one year.  At June 30, 2010, 593,271 units were available for issuance under the amended 2007 Equity Plan.
     For a more complete description of KGS’ Equity Plan, see Note 11 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
     At the closing of the Crestwood Transaction, we expect to recognize approximately $4.4 million attributable to acceleration of equity-based compensation in KGS, due to the change in control of the general partner and in accordance with the terms of our amended 2007 Equity Plan.
9. INCOME TAXES
     No provision for federal income taxes related to KGS’ results of operations is included in the accompanying unaudited condensed consolidated interim financial statements as such income is taxable directly to the partners holding interests in KGS.
     The closing of the Crestwood Transaction will cause a technical termination of KGS as defined by the Internal Revenue Code.  One of the significant consequences of a technical termination is its impact on the partnership’s filing requirement for federal income tax purposes.  Generally, the partnership taxable year closes with respect to all partners on the date on which the current KGS partnership terminates.  A terminated partnership must file a federal income tax return for the short period ending on the date of the sale that resulted in the technical termination.  A second short period return is then required to be filed for the remainder of the taxable year of that new partnership.
     Quicksilver does not expect to owe consolidated Texas margin tax for 2009 and, accordingly, we do not expect to make a cash payment for its 2009 liability for Texas margin tax, based upon Texas filing rules.  All effects of the 2009 Texas margin tax calculation are captured in deferred income taxes.  However, after the technical termination, we will no longer be included in the combined report of Quicksilver, therefore we may owe Texas margin tax for 2010 and subsequent years.
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
     During the quarter and six months ended June 30, 2010, Quicksilver accounted for more than 90% of our total revenue.  All cash disbursements for our operations and maintenance expenses and general and administration expenses for the quarter and six months ended June 30, 2010 were paid to Quicksilver, which processes such amounts on our behalf.
     With the purchase of the Alliance Midstream Assets, we also entered into an agreement with Quicksilver to lease pipeline assets attached to the Alliance System that we did not purchase.  We have recognized $1.1 million of expense related to this agreement during the six months ended June 30, 2010.
     Note 1 contains additional information about changes to our relationship with Quicksilver upon closing of the Crestwood Transaction.

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
Overview
     We are a growth-oriented Delaware limited partnership engaged in gathering, processing, compression and treating of natural gas and delivery of NGLs produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas.  We began operations in 2004 to provide midstream services primarily to Quicksilver as well as to other natural gas producers in this area.  During the quarter and six months ended June 30, 2010, 94% of our total gathering and 88% of our processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems.  We gather, process, compress and treat natural gas pursuant to contracts under which we receive fees.  We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure.  However, a sustained decline in commodity prices could result in our customers reducing their production volumes which would cause a resulting decrease in our revenue.  Our contracts provide relatively stable cash flows, but little upside in higher commodity price environments.  All of our natural gas volumes gathered and processed during the quarter and six months ended June 30, 2010 were subject to fee-based contracts.
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
     Adjusted Gross Margin – We use adjusted gross margin information to evaluate the relationship between our gathering and processing revenue and the cost of operating our facilities, including our general and administrative overhead.  Adjusted gross margin is not a measure calculated in accordance with GAAP as it does not include deductions for expenses such as interest and income tax which are necessary to maintain our business.  In measuring our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income or operating cash flow determined in accordance with GAAP.  Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.  A reconciliation of adjusted gross margin to amounts reported under GAAP is presented in “Results of Operations.”
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
     EBITDA is also used as a supplemental performance measure by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•	our operating performance as compared to those of other companies in the midstream industry without regard to financing methods, capital structure or historical cost basis; and
•	the viability of acquisitions and capital expenditure projects and the rates of return on investment opportunities.
2010 Highlights
•	During 2010, we completed the purchase of the Alliance Midstream Assets, located in Tarrant and Denton counties of Texas, from Quicksilver for $84.4 million. Gathered volumes on the Alliance System in the six months ended June 30, 2010 averaged 129 MMcfd.

•	In January 2010, the underwriters of our secondary offering exercised their option to purchase an additional 549,200 common units, which resulted in additional proceeds of $11.1 million. We used $11 million from the sale of the additional units to pay down our Credit Facility.

•	During July 2010, Quicksilver agreed to sell all of Quicksilver’s interests in us to Crestwood. The acquired interests will include a 100% ownership interest in Quicksilver Gas Services Holdings LLC, which owns (a) 5,696,752 common units of KGS, (b) 11,513,625 subordinated limited partner units of KGS and (c) 100% of the outstanding membership interests in our General Partner including 469,944 general partner units in KGS and 100% of the outstanding incentive distribution rights. Crestwood will also acquire the Subordinated Note to Quicksilver. In exchange, Quicksilver will receive $701 million in cash at closing and up to $72 million in future earn-out payments due in 2012 and 2013. The Crestwood Transaction is expected to close in October 2010, subject to customary closing conditions.

Under the agreements governing the Crestwood Transaction, Quicksilver has agreed for two years not to solicit our employees and not to compete with us with respect to gathering, treating and processing of natural gas and the transportation of natural gas liquids in Denton, Hood, Somervell, Johnson, Tarrant, Parker, Bosque and Erath Counties in Texas. Quicksilver will be entitled to appoint a director to our General Partner’s Board of Directors until the later of the second anniversary of the closing and such time as Quicksilver generates less than 50% of our consolidated revenue in any fiscal year. We also expect that our current independent directors will continue as directors after the closing of the Crestwood Transaction.

In connection with the closing of the Crestwood Transaction, Quicksilver will provide us with transitional services on a temporary basis on customary terms. We expect that more than 100 experienced midstream employees who had previously been seconded to us will become our employees. Quicksilver and we will also enter into an agreement for the joint development of areas governed by certain of our existing commercial agreements and amend certain of our existing commercial agreements, most significantly to extend the terms of all Quicksilver gathering agreements to 2020 and to establish a fixed gathering rate of $0.55 Mcf at the Alliance System.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
     The following discussion compares the results of operations for the three months ended June 30, 2010 to the three months ended June 30, 2009, which we refer to as the 2010 quarter and the 2009 quarter, respectively.

	Three Months Ended June 30,
	2010	2009
	(In thousands)

Total revenue	$27,194	$23,340
Operations and maintenance expense	6,588	5,950
General and administrative expense	1,833	1,744

Adjusted gross margin	18,773	15,646
Other income	-	1

EBITDA	18,773	15,647
Depreciation and accretion expense	5,642	5,321
Interest expense	2,945	2,243
Income tax provision	73	248

Net income from continuing operations	$10,113	$7,835

The following table summarizes our volumes:

	Gathering		Processing
	2010	2009	2010	2009
	(MMcf)
Cowtown System	11,613	14,425	11,494	14,108
Lake Arlington Dry System	4,623	4,657	-	-
Alliance System	13,373	3,150	-	-

Total	29,609	22,232	11,494	14,108

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)

Revenue for the three months ended June 30, 2009	$14,120	$8,995	$225	$23,340
Volume changes	4,685	(1,667)	-	3,018
Price changes	940	121	(225)	836

Revenue for the three months ended June 30, 2010	$19,745	$7,449	$-	$27,194

     Total Revenue and Volumes — The increase in revenue was principally due to approximately $7.1 million in higher revenue due to increases volumes on the Alliance System.  The increase in revenue was partially offset by approximately $3.0 million in reduced revenue due to lower volumes at Cowtown System and LADS, primarily due to Quicksilver’s capital focus being in the Alliance area since June 30, 2009.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the $1.2 million of higher costs attributable to the expansion of the Alliance System due to the addition of a compression facility and an expanded gathering system.  The increase was partially offset by lower costs to operate our plant facilities on the Cowtown System.
     General and Administrative Expense — The increase in general and administrative expense was due to equity compensation expense, as a result of additional phantom unit grants in January 2010.  This increase was partially offset by lower legal expenses.  General and administrative expense includes $0.6 million and $0.4 million of equity-based compensation expense for the quarters ended June 30, 2010 and 2009, respectively.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenue described above.  As a percentage of revenue, adjusted gross margin and EBITDA increased from 67% in the 2009 quarter to 69% in the 2010 quarter.
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
The following table summarizes the details of interest expense for the three months ended June 30, 2010 and 2009.  With the conclusion of our repurchase obligations during 2009, we have no interest expense for such items in 2010.

	Three Months Ended June 30,
	2010	2009
	(In thousands)

Interest cost:
Revolving Credit Facility	$2,308	$1,119
Repurchase obligation	-	622
Subordinated note to Quicksilver	637	502

Interest expense	$2,945	$2,243

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
     The following discussion compares the results of operations for the six months ended June 30, 2010 to the six months ended June 30, 2009, which we refer to as the 2010 period and the 2009 period, respectively.

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Total revenue	$51,933	$47,304
Operations and maintenance expense	14,601	11,171
General and administrative expense	4,274	3,736

Adjusted gross margin	33,058	32,397
Other income	-	1

EBITDA	33,058	32,398
Depreciation and accretion expense	11,007	9,845
Interest expense	5,623	4,478
Income tax provision	126	211

Net income from continuing operations	$16,302	$17,864

The following table summarizes our volumes:

	Gathering		Processing
	2010	2009	2010	2009
	(MMcf)
Cowtown System	23,043	29,532	22,738	28,760
Lake Arlington Dry System	9,033	10,935	-	-
Alliance System	23,330	6,735	-	-

Total	55,406	47,202	22,738	28,760

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the six months ended June 30, 2009	$28,419	$18,435	$450	$47,304
Volume changes	4,939	(3,860)	-	1,079
Price changes	3,891	109	(450)	3,550

Revenue for the six months ended June 30, 2010	$37,249	$14,684	$-	$51,933

     Total Revenue and Volumes — The increase in revenue was principally due to approximately $12.1 million in higher revenue due to increased volumes on the Alliance System.  The increase in revenue was partially offset by approximately $7.1 million in lower revenue due to reduced volumes at Cowtown System and LADS, primarily due to Quicksilver’s capital focus being in the Alliance area since June 30, 2009.  In addition, an increase in revenue relates to higher fees associated with the commencement of compression and treating services on the Alliance System beginning in September 2009 as well as additional compression assets that were placed into service on the Cowtown System during the 2009 period.  We expect our gathered volumes to be between 355 MMcfd and 375 MMcfd for the remainder of 2010, which will yield average gathered volumes for 2010 of between 330 MMcfd and 340 MMcfd.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the $3.4 million of higher costs attributable to the expansion of the Alliance System due to the addition of a compression facility and an expanded gathering system.
     General and Administrative Expense — The increase in general and administrative expense was due to higher advertising cost and equity compensation expense, as a result of additional phantom unit grants in January 2010.  General and administrative expense includes $1.3 million and $0.9 million of equity-based compensation expense for the six months ended June 30, 2010 and 2009, respectively.  Upon closing of the Crestwood Transaction, we expect that our general and administrative expenses will increase due to our bearing the full burden of the general and administrative costs for Crestwood executives.  We are presently unable to determine the extent to which we expect general and administrative to increase.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA decreased primarily as a result of the increase in expenses described above.  As a percentage of revenue, adjusted gross margin and EBITDA decreased from 68% in the 2009 period to 64% in the 2010 period, primarily due to the increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense, which were partially offset by the increase in revenue.
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
The following table summarizes the details of interest expense for the six months ended June 30, 2010 and 2009.  With the conclusion of our repurchase obligations during 2009, we have no interest expense for such items in 2010.

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Interest cost:
Revolving Credit Facility	$4,390	$2,325
Repurchase obligation	-	1,367
Subordinated note to Quicksilver	1,233	1,096

Total cost	5,623	4,788
Less interest capitalized	-	(310)

Interest expense	$5,623	$4,478

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
     We believe that the cash generated from these sources will be sufficient to meet our current level of quarterly cash distributions of $0.42 per unit and satisfy our short-term working capital and maintenance capital expenditure requirements.  In funding the Alliance Midstream Assets in 2010, we borrowed from our Credit Facility and repaid $11 million upon the underwriters’ exercise of their over-allotment option.
     Our cash flows are significantly influenced by Quicksilver’s production in the Fort Worth Basin.  As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.
Cash Flows

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by operating activities	$26,749	$33,249
Net cash used in investing activities	(115,121)	(35,780)
Net cash provided by financing activities	88,182	2,809
     Cash Flows Used in Operating Activities — The decrease in cash flows from operating activities resulted primarily from the timing of payments from Quicksilver and the timing of insurance premiums in 2010.
     Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulted from the distribution to Quicksilver of $80.3 million related to the purchase of the Alliance Midstream Assets.  Additionally, for the 2010 period, we spent $34.8 million for gathering assets and processing facilities.
     Cash Flows Provided by Financing Activities — Changes in cash flows provided by financing activities during the 2010 period resulted primarily from the net borrowings under our Credit Facility of $101.4 million compared with the 2009 period net borrowings of $21 million.  This change is largely reflective of our funding of the purchase of the Alliance Midstream Assets for $84.8 million.  In addition, we distributed $5.0 million more to our unitholders during the 2010 period.  In January 2010, the underwriters of our secondary offering exercised their option to purchase an additional 549,200 common units, which generated proceeds of $11.1 million for which there was no comparable 2009 event.
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
     We currently forecast approximately $72 million in capital expenditures for 2010, of which $6.6 million is classified as maintenance capital expenditures.  These amounts exclude the acquisition of the Alliance Midstream Assets of $84.4 million, but include expected post-acquisition capital expenditures on the Alliance System.  The capital forecast includes $39 million for the construction of pipelines and gathering systems and $33 million for plant and compression assets.
     During the six months ended June 30, 2010, we increased gross property, plant and equipment by $37.1 million, including expansion capital expenditures of approximately $33.5 million, $3.3 million in maintenance capital expenditures and $0.3 million in asset retirement cost.
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
Debt
     Credit Facility — At June 30, 2010, we had $227 million outstanding under our $320 million Credit Facility.  The Credit Facility includes an “accordion feature” that permits us to expand our borrowing capacity to $350 million.  The weighted-average interest rate as of June 30, 2010 was 3.5%.
     At June 30, 2010, our credit agreement required us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in our credit agreement) to our net interest expense of not less than 2.5 to 1.0; and a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 4.5 to 1.0.
Our credit agreement contains various covenants that limit, among other things, our ability to:
•	incur further indebtedness;
•	grant liens;
•	sell assets; and
•	engage in transactions with affiliates.
     We expect the Crestwood Transaction will cause the Credit Facility to terminate and for a new credit facility to be established by Crestwood.
     Subordinated Note — For the 2010 quarter, the debt ratio requirement was not met, which resulted in no principal payment.  Interest expense of $0.6 million was added to the outstanding principal amount. The interest rate at June 30, 2010 was 4.7%.
As part of the Crestwood Transaction, Crestwood will acquire the Subordinated Note to Quicksilver.

     For a more complete description of our indebtedness, see Note 7 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
Contractual Obligations and Commercial Commitments
     There have been no significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2009 Annual Report on Form 10-K except for the satisfaction of the contractual obligations related to the Alliance Midstream Assets as disclosed in Item 8 in our 2009 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this Quarterly Report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in Item 7 in our 2009 Annual Report on Form 10-K.  These critical estimates, for which no significant changes have occurred in the six months ended June 30, 2010, include estimates and assumptions pertaining to:
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
Interest Rate Risk
     Although our base interest rates remain low, our leverage ratios directly influence the spreads charged by lenders.  The credit markets could also drive the spreads charged by lenders upward.  As base rates or spreads increase, our financing costs will increase accordingly.  Although this could limit our ability to raise funds in the capital markets, we expect that our competitors would face similar challenges with respect to funding acquisitions and capital projects.  We are exposed to variable interest rate risk as a result of borrowings under our Credit Facility and our subordinated note to Quicksilver.

Item 4.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Our operations are subject to a variety of risks and disputes normally incident to our business.  As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business.  However, we are not currently a party to any material litigation.
Item 1A. Risk Factors
     There have been no material changes in the risk factors from those described in Part I, Item 1A.  “Risk Factors” included in our 2009 Annual Report on Form 10-K with the exception of additional risk factors related to the Crestwood Transaction.  Some of the incremental risks which may be relevant to us include:
Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own operating, maintenance, general and administrative and other functions to operate as a company not controlled by Quicksilver or if we are unable to replace the corporate services Quicksilver provides us in a timely manner or on comparable terms.
     Historically, we have relied on certain general and administrative, operating, maintenance, and other resources of Quicksilver to operate our business.  Quicksilver has performed many important corporate functions for our operations pursuant to the services and secondment agreement we have entered into with Quicksilver and which are expected to terminate upon the closing of the Crestwood Transaction.  While Quicksilver will enter into an agreement to provide transitional services to us for up to six months after the closing of the Crestwood Transaction, Quicksilver will not provide those services on an ongoing basis after the expiration or termination of the transitional services agreement.  We will need to enhance certain financial, legal and compliance, administrative, maintenance, information technology and other support systems and processes or to contract with third parties to provide those services.
     Any failure or significant downturn in Quicksilver’s financial, operational or general and administrative policies and systems during the term of the transitional services agreement or in our financial, operational or general and administrative policies and systems after the term of the transitional services agreement could have a material adverse effect on our business, financial condition or results of operations.
     After the expiration or termination of the transitional services agreement with Quicksilver, Crestwood may not be able to provide us with, and we might not be able to otherwise obtain from third parties, service of similar scope and quality which could have a material adverse effect on our business, financial condition or results of operations.
The sale by Quicksilver of its interests in us and our General Partner will trigger change in control provisions in our long term incentive plan, our Credit Facility and certain agreements with Quicksilver.  We may incur additional general and administrative costs as a result of the Crestwood Transaction.
     Costs may be incurred by us in conjunction with the closing of the Crestwood Transaction, such as those related to the triggering of change in control provisions under certain benefit plans, renegotiating our credit facility and other agreements with Quicksilver, and other possible expenses, including increased general and administrative costs.
     Benefit Plans.  At the closing of the Crestwood Transaction, there will be a change in control involving our General Partner, which will result in an acceleration of vesting of our phantom units granted under our long term incentive plan and held by the non-management directors and executive officers of our general partner and by all employees of Quicksilver who perform services for us.  We expect to recognize approximately $4.4 million of unrecognized costs associated with equity-based compensation of KGS phantom units.
     General and Administrative Costs.  We have relied on certain operating, maintenance, general and administrative and other resources of Quicksilver to operate our business.  Costs allocated to us are based on identification of Quicksilver’s resources which directly benefit us and our estimated usage of shared resources and functions.  As a result of the closing of the Crestwood Transaction, and upon completion or termination of the transitional services agreement with Quicksilver, we expect we will be obligated to bear the full burden of general and administrative costs for Crestwood executives.  We cannot presently determine the extent to which we expect general and administrative costs to increase, but any increase may affect our financial results and operations.

     Credit Facility. A change of control as contemplated by the Crestwood Transaction, will constitute an event of default under our Credit Facility.  At the closing of the Crestwood Transaction the lenders under our Credit Facility have the right to accelerate all outstanding amounts due and we may be required to repay our Credit Facility.  We expect that a new credit facility will be established by Crestwood, but we cannot assure you that we or Crestwood will be able to enter into a new credit facility on the same terms as our current Credit Facility or at all.  In addition, we cannot assure you that Crestwood will not cause us to incur additional indebtedness under any new credit facility after or in connection with the close of the Crestwood Transaction, which may affect our financial results and operations.
     Other Agreements. A change of control as contemplated by the Crestwood Transaction will cause the omnibus agreement and the services and secondment agreement we have entered into with Quicksilver to terminate.  In addition, certain master services agreements and other contracts to which we are parties contain change of control and/or assignment provisions that may be triggered by the Crestwood Transaction and certain gathering agreements with Quicksilver will need to be amended and/or extended.  We cannot assure you that we will be able to enter into an omnibus agreement and services and secondment agreement with Crestwood on the same terms as the agreements with Quicksilver.  Any amendments or consents required under the master services agreements and other contracts affected by the Crestwood Transaction or under the gathering agreements may require additional costs and resources and we cannot assure you that we will enter into those amendments or consents on favorable terms or at all.
As a result of the closing of the Crestwood Transaction, Crestwood will own 61% of our common units outstanding and control our General Partner, which has sole responsibility for conducting our business and managing our operations.
     As a result of the closing of the Crestwood Transaction, Crestwood will own all of Quicksilver’s interests in KGS, including 61% of our common units outstanding and 100% control of our General Partner.  Although our General Partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, after the closing of the Crestwood Transaction, the directors and officers of our General Partner will have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, Crestwood.  Conflicts of interest may arise between Crestwood and its affiliates, including our General Partner after the closing of the Crestwood Transaction, on the one hand, and us, on the other hand.  In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over our interests.  These conflicts include, among others, the following situations:
•	neither our partnership agreement nor any other agreement will require Crestwood or its affiliates to pursue a business strategy that favors us;
•	our General Partner is allowed to take into account the interests of parties other than us, such as Crestwood, in resolving conflicts of interest;
•	our General Partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and repayments of debt, issuance of additional partnership securities, and cash reserves, each of which can affect the amount of cash available for distribution;
•	our General Partner determines which costs incurred by it and its affiliates are reimbursable by us;
•	our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•	our General Partner intends to limit its liability regarding our contractual and other obligations; and
•	our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates.
Crestwood and its affiliates may compete directly with us.
     Crestwood and its affiliates will not be prohibited from owning assets or engaging in businesses that compete directly or independently with us.  Affiliates of Crestwood currently own various midstream assets and conduct midstream business that may potentially compete with us.  In addition, Crestwood or its affiliates may acquire, construct or dispose of any additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct or dispose of those assets.  We cannot assure you that Crestwood and its affiliates will enter into any agreement with us that will limit their ability to directly compete with us or govern the resolution of any conflicts of interest.

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
Dated: August 9, 2010

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