Form 10-Q
period 2010-09-30
Crestwood Midstream Partners LP
filed 2010-11-08
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33631
Crestwood Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware	56-2639586
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

717 Texas Avenue, Suite 3150, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(832) 519-2200
(Registrant’s telephone number, including area code)
f/k/a Quicksilver Gas Services LP
801 Cherry Street
Suite 3400, Unit 20
Fort Worth, Texas 76102
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date:

Title of Class	Outstanding as of October 29, 2010
Common Units	19,670,029

DEFINITIONS
As used in this report, unless the context otherwise requires:
“Bbl” or “Bbls” means barrel or barrels
“Btu” means British Thermal units, a measure of heating value
“EBITDA” means earnings before interest, taxes, depreciation and accretion
“LIBOR” means London Interbank Offered Rate
“Management” means management of Crestwood Midstream Partners LP’s General Partner
“MMBtu” means million Btu
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
Other commonly used terms and their definitions follow:
“Alliance Midstream Assets” means gathering and treating assets purchased from Quicksilver in January 2010 in the Alliance Airport area of Tarrant and Denton Counties, Texas
“Alliance System” means the Alliance Midstream Assets and subsequent additions
“CMLP” means Crestwood Midstream Partners LP and our wholly owned subsidiaries, formerly known as Quicksilver Gas Services LP (KGS), which now trades under the ticker symbol “CMLP”
“Credit Facility” means, prior to October 1, 2010, our senior secured credit facility, as amended, dated August 10, 2007; and effective October 1, 2010, means our new senior secured credit facility filed as Exhibit 10.1 on Form 8-K dated October 6, 2010
“Crestwood” means Crestwood Holdings Partners LLC and its affiliates
“Crestwood Holdings” means Crestwood Holdings LLC and its affiliates
“Crestwood Transaction” means the sale to Crestwood by Quicksilver of all its interests in CMLP that closed on October 1, 2010
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“FASC” means the FASB Accounting Standards Codification
“GAAP” means generally accepted accounting principles in the U.S.
“General Partner” means Crestwood Gas Services GP LLC, formerly known as Quicksilver Gas Services GP LLC, a Delaware limited liability company
“HCDS” means Hill County Dry System
“IPO” means our initial public offering completed on August 10, 2007
“KGS” means Quicksilver Gas Services L.P. (now known as CMLP or Crestwood Midstream Partners LP) and its wholly owned subsidiaries
“LADS” means Lake Arlington Dry System
“Omnibus Agreement” means the Omnibus Agreement, dated October 8, 2010, among our General Partner and Crestwood Holdings
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008, as amended
“Quicksilver” means Quicksilver Resources Inc. and its wholly owned subsidiaries
“Quicksilver Counties” means Hood, Somervell, Johnson, Tarrant, Hill, Parker, Bosque and Erath Counties in Texas where Quicksilver conducts the majority of its U.S. operations
“Repurchase Obligation Waiver” means the waiver, dated November 2009, in which we and Quicksilver mutually agreed to waive all rights and obligations to transfer ownership of HCDS to KGS.
“SEC” means the U.S. Securities and Exchange Commission
“SFAS” means Statement of Financial Accounting Standards issued by the FASB

CRESTWOOD MIDSTREAM PARTNERS LP
INDEX TO FORM 10-Q
For the Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	(Removed and Reserved)	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
EX-3.2
EX-3.3
EX-3.4
EX-10.1
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
       On October 1, 2010, the Crestwood Transaction closed and Quicksilver sold all of its ownership interests in CMLP to Crestwood.  The Crestwood Transaction includes Crestwood’s purchase of a 100% interest in our General Partner, 5,696,752 common units and 11,513,625 subordinated limited partner units in CMLP and a note payable by CMLP which had a carrying value of approximately $58 million at closing.  Quicksilver received from Crestwood $701 million cash and has the right to receive additional cash payments from Crestwood in 2012 and 2013 of up to $72 million in the aggregate. The additional payments will be determined by an earn-out formula which is based upon our actual gathering volumes during 2011 and 2012.  The earn-out provision was designed to provide additional incentive for our largest customer, Quicksilver, to maximize volumes through our pipeline systems and processing facilities.  The costs associated with the additional earn-out payments will not be future obligations of CMLP but will be obligations of Crestwood.
       We are affiliated with Crestwood Holdings Partners LLC, and funds managed by First Reserve Corporation who own a significant equity position in Crestwood Holdings Partners LLC., which currently owns approximately 8 million common units, 11.5 million subordinated units and all of the equity interests in our general partner, which holds the incentive distribution rights in us.  We anticipate Crestwood Holdings Partners LLC will continue to be a substantial owner of our common units and our entire general partner.
       We expect that our relationship with Crestwood Holdings Partners LLC and First Reserve Corporation may provide us with several significant benefits, including strong industry management experience and increased exposure to acquisition opportunities and access to an experienced transactional and financial professionals with a proven track record of investing in energy assets.  First Reserve is a private equity firm in the energy industry, making both private equity and infrastructure investments throughout the energy value chain.  Crestwood Holdings Partners LLC, headquartered in Houston, Texas, is a private energy company formed to pursue the acquisition and development of North American midstream assets and businesses.
       On October 4, 2010, our name changed from Quicksilver Gas Services L.P. to Crestwood Midstream Partners LP and our ticker symbol on the New York Stock Exchange for our publicly traded common units changed from “KGS” to “CMLP”.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data - Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Gathering revenue - Quicksilver	$20,670	$13,759	$55,464	$41,018
Gathering revenue	1,710	336	4,165	1,496
Processing revenue - Quicksilver	7,372	8,155	20,625	25,541
Processing revenue	614	295	2,045	1,344
Other revenue - Quicksilver	-	691	-	1,141

Total revenue	30,366	23,236	82,299	70,540

Expenses
Operations and maintenance	7,205	6,485	21,806	17,656
General and administrative	2,011	1,727	6,285	5,463
Depreciation and accretion	5,689	5,565	16,696	15,410

Total expenses	14,905	13,777	44,787	38,529

Operating income	15,461	9,459	37,512	32,011

Other income	-	-	-	1
Interest expense	3,185	1,738	8,808	6,216

Income from continuing operations before income taxes	12,276	7,721	28,704	25,796

Income tax provision	45	235	171	446

Net income from continuing operations	12,231	7,486	28,533	25,350

Loss from discontinued operations	-	(348)	-	(1,802)

Net income	$12,231	$7,138	$28,533	$23,548

General partner interest in net income	$743	$353	$1,777	$850
Common and subordinated unitholders’ interest in net income	$11,488	$6,785	$26,756	$22,698

Basic earnings (loss) per limited partner unit:
From continuing operations per common and subordinated unit	$0.40	$0.29	$0.94	$1.02
From discontinued operations per common and subordinated unit	$-	$(0.01)	$-	$(0.07)
Net earnings per common and subordinated unit	$0.40	$0.28	$0.94	$0.95

Diluted earnings (loss) per limited partner unit:
From continuing operations per common and subordinated unit	$0.38	$0.27	$0.90	$0.92
From discontinued operations per common and subordinated unit	$-	$(0.01)	$-	$(0.06)
Net earnings per common and subordinated unit	$0.38	$0.26	$0.90	$0.86

Weighted average number of common and subordinated units outstanding:
Basic	28,502	23,827	28,502	23,827
Diluted	31,561	27,981	31,783	28,319
Distributions per unit (attributable to the period ended)	$0.42	$0.39	$1.23	$1.13
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data - Unaudited

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$57	$746
Accounts receivable	1,962	1,342
Prepaid expenses and other	1,062	180

Total current assets	3,081	2,268

Property, plant and equipment, net	524,239	482,497
Other assets	2,196	2,859

Total assets	$529,516	$487,624

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current maturities of debt	$3,300	$2,475
Accounts payable to Quicksilver	1,033	1,727
Accrued additions to property, plant and equipment	5,689	8,015
Accounts payable and other	6,844	2,240

Total current liabilities	16,866	14,457

Long-term debt	238,500	125,400
Note payable to Quicksilver	54,309	53,243
Asset retirement obligations	9,722	8,919
Deferred income taxes	940	768
Commitments and contingent liabilities (Note 10)

Partners’ capital
Common unitholders (16,988,429 and 16,313,451 units issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	208,834	281,239
Subordinated unitholders (11,513,625 units issued and outstanding at September 30, 2010 and December 31, 2009)	(366)	3,040
General partner	711	558

Total partners’ capital	209,179	284,837

	$529,516	$487,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$28,533	$23,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,321	17,223
Accretion of asset retirement obligations	375	295
Deferred income taxes	171	446
Equity-based compensation	2,001	1,289
Non-cash interest expense	3,323	4,535
Changes in assets and liabilities:
Accounts receivable	(620)	1,554
Prepaid expenses and other	(923)	234
Accounts receivable and payable with Quicksilver	(8,117)	(2,248)
Accounts payable and other	3,809	3,405

Net cash provided by operating activities	44,873	50,281

Investing activities:
Capital expenditures	(52,470)	(50,067)
Distribution to Quicksilver for Alliance Midstream Assets	(80,276)	(5,645)

Net cash used in investing activities	(132,746)	(55,712)

Financing activities:
Proceeds from revolving credit facility borrowings	143,200	46,500
Repayments of credit facility	(30,100)	(14,500)
Proceeds from issuance of equity	11,088	-
Issuance costs of equity units paid	(34)	-
Contributions by Quicksilver	-	987
Distributions to unitholders	(35,826)	(27,248)
Taxes paid for equity-based compensation vesting	(1,144)	(63)

Net cash provided by financing activities	87,184	5,676

Net cash increase (decrease)	(689)	245

Cash at beginning of period	746	303

Cash at end of period	$57	$548

Cash paid for interest	$5,485	$3,700

Cash paid for income taxes	-	-

Non-cash transactions:
Working capital related to capital expenditures	15,269	4,502
Contribution of property, plant and equipment from Quicksilver	-	46,970
Disposition of property, plant and equipment under repurchase obligation, net	-	47,577
Equity impact of not purchasing assets subject to repurchase obligations	-	11,809
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands – Unaudited

	Limited Partners
			General
	Common	Subordinated	Partner	Total
Balance at December 31, 2009	$281,239	$3,040	$558	$284,837
Equity-based compensation expense recognized	2,001	-	-	2,001
Distributions paid to partners	(20,387)	(13,815)	(1,624)	(35,826)
Distribution to Quicksilver for Alliance Midstream Assets	(80,276)	-	-	(80,276)
Net income	16,347	10,409	1,777	28,533
Public offering of units, net of offering costs	11,054	-	-	11,054
Taxes paid for stock-based compensation vesting	(1,144)	-	-	(1,144)

Balance at September 30, 2010	$208,834	$(366)	$711	$209,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1.  ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Crestwood Midstream Partners LP (“CMLP”) is a Delaware limited partnership formed for the purpose of completing a public offering of common units and concurrently acquiring and operating midstream assets.  As of September 30, 2010 our General Partner was owned by Quicksilver.
     On October 1, 2010, the Crestwood Transaction closed and Quicksilver sold all of its ownership interests in CMLP to Crestwood.  The Crestwood Transaction includes Crestwood’s purchase of a 100% interest in our General Partner, 5,696,752 common units and 11,513,625 subordinated limited partner units in CMLP and a note payable by CMLP which had a carrying value of approximately $58 million at closing.  Quicksilver received from Crestwood $701 million cash and has the right to receive additional cash payments from Crestwood in 2012 and 2013 of up to $72 million in the aggregate.  The additional payments will be determined by an earn-out formula which is based upon our actual gathering volumes during 2011 and 2012.
     On October 4, 2010, our name changed from Quicksilver Gas Services L.P. to Crestwood Midstream Partners LP and our ticker symbol on the New York Stock Exchange for our publicly traded common units changed from “KGS” to “CMLP”.
     The Crestwood Transaction did not have any direct impact to our historical financial statements as previously reported.  However, during October 2010, the following significant matters occurred:
•	recognition of approximately $3.6 million of costs associated with the vesting of equity-based compensation of our phantom units upon the closing of the Crestwood Transaction in accordance with the change-in-control provisions of our 2007 Equity Plan;
•	acceleration of amounts due under our old $320 million credit facility, which was replaced with a new $400 million Credit Facility;
•	termination of our omnibus agreement with Quicksilver, which was replaced with a new Omnibus Agreement;
•	termination of our Services and Secondment Agreement with Quicksilver which we replaced, on a temporary basis, with a Transition Services Agreement with Quicksilver;
•	extension of the tenor of all of our gathering and processing agreements with Quicksilver to 2020; and
•	change to a fixed gathering rate of $0.55 per Mcf for the Alliance System for Quicksilver to replace the variable rate which had a range of $0.40 to $0.55 per Mcf.
     On December 10, 2009, we entered into an underwriting agreement to offer 4,000,000 common units at a price to the public of $21.10 per common unit.  The total net proceeds that we received from the equity offering during December 2009, before expenses, were approximately $81 million.  In January 2010, the underwriters exercised their option to purchase an additional 549,200 common units, which resulted in additional proceeds of $11.1 million.  During December 2009, we used the proceeds from our equity offering to temporarily pay down our old credit facility before finalizing our purchase of the Alliance Midstream Assets for $84.4 million during 2010.  Also in January 2010, we used $11 million from the sale of additional units to the underwriters to pay down our old credit facility.
     Immediately following the Crestwood Transaction, our ownership is as follows:

	Ownership Percentage
	Crestwood	Public	Total
General partner interest	1.5%	-	1.5%
Limited partner interest:
Common unitholders	25.3%	36.8%	62.1%
Subordinated unitholders	36.4%	-	36.4%

Total interests	63.2%	36.8%	100.0%

     Neither CMLP nor our General Partner has any employees.  Employees of Crestwood provide services to our General Partner pursuant to an Omnibus Agreement.
     The full accounting for the Crestwood Transaction is incomplete which makes it impracticable for us to make certain disclosures.  Additional information will be provided in future filings.

     Description of Business — We are engaged in the gathering, processing, compression and treating of natural gas and the delivery of NGLs produced from the Barnett Shale formation in the Fort Worth Basin located in Texas.  We provide these midstream services under contracts, whereby we receive fees for performing gathering, processing, compression and treating services.  We do not take title to the natural gas or associated NGLs thereby avoiding direct commodity price exposure.
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
Alliance System
During 2010, we completed the purchase of the Alliance Midstream Assets from Quicksilver for a purchase price of $84.4 million, which with subsequent additions, we refer to as the Alliance System.  The Alliance System consists of a gathering system and related compression facility with a capacity of 300 MMcfd, an amine treating facility with capacity of 360 MMcfd and a dehydration treating facility with capacity of 300 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.  The majority of the Alliance Midstream Assets operations commenced service in September 2009, although less significant operations had been conducted prior to that time.  Because the purchase of the Alliance Midstream Assets was conducted among entities then under common control, GAAP requires the inclusion of the Alliance System’s revenue and expenses in our income statements for all periods presented, including periods prior to our purchase of the system.  The following summarizes the impact of this inclusion:

	Three Months Ended September 30, 2009
	As Previously
	Presented	Alliance System	Combined
		(In thousands)
Revenue	$23,216	$20	$23,236
Operating expenses	(12,242)	(1,535)	(13,777)

Operating income (loss)	$10,974	$(1,515)	$9,459

Basic earnings (loss) per limited partner unit:	$0.35	$(0.07)	$0.28
Diluted earnings (loss) per limited partner unit:	$0.31	$(0.05)	$0.26

	Nine Months Ended September 30, 2009
	As Previously
	Presented	Alliance System	Combined
		(In thousands)
Revenue	$70,036	$504	$70,540
Operating expenses	(36,074)	(2,455)	(38,529)

Operating income (loss)	$33,962	$(1,951)	$32,011

Basic earnings (loss) per limited partner unit:	$1.03	$(0.08)	$0.95
Diluted earnings (loss) per limited partner unit:	$0.92	$(0.06)	$0.86

	As of December 31, 2009
	As Previously
	Presented	Alliance System	Combined
		(In thousands)
Assets
Property, plant and equipment, net	$396,952	$85,545	$482,497

Total assets	$396,952	$85,545	$482,497

Liabilities
Accrued additions to property, plant and equipment	$4,011	$4,004	$8,015
Asset retirement obligations	7,654	1,265	8,919
Partner’s capital	204,561	80,276	284,837

Total liabilities and partners’ capital	$216,226	$85,545	$301,771

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
     Discontinued Operations — In November 2009, Quicksilver and our then General Partner mutually agreed to waive both parties’ rights and obligations to transfer ownership of the HCDS from Quicksilver to us, which we refer to as the Repurchase Obligation Waiver.  The Repurchase Obligation Waiver caused derecognition of the assets and liabilities directly attributable to the HCDS, most significantly the property, plant and equipment and repurchase obligation, beginning in November 2009.  In addition, the Repurchase Obligation Waiver caused the elimination of the HCDS’ revenue and expenses from our consolidated results of operations beginning in November 2009.  The assets, liabilities, revenue and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations.
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
     Net Income per Limited Partner Unit — The following is a reconciliation of the components of the basic and diluted earnings per unit calculations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per unit data)
Common and subordinated unitholders’ interest in net income from continuing operations	$11,488	$7,126	$26,756	$24,466
Common and subordinated unitholders’ interest in net loss from discontinued operations	-	(341)	-	(1,768)

Common and subordinated unitholders’ interest in net income	$11,488	$6,785	$26,756	$22,698
Impact of interest on subordinated note to Quicksilver	647	416	1,860	1,490

Income available assuming conversion of convertible debt	$12,135	$7,201	$28,616	$24,188

Weighted-average common and subordinated units - basic	28,502	23,827	28,502	23,827
Effect of unvested phantom units	516	486	516	486
Effect of subordinated note to Quicksilver (1)	2,543	3,668	2,765	4,006

Weighted-average common and subordinated units - diluted	31,561	27,981	31,783	28,319

Basic earnings per unit:
From continuing operations per common and subordinated unit	$0.40	$0.29	$0.94	$1.02
From discontinued operations per common and subordinated unit	$-	$(0.01)	$-	$(0.07)
Net earnings per common and subordinated unit	$0.40	$0.28	$0.94	$0.95

Diluted earnings per unit:
From continuing operations per common and subordinated unit	$0.38	$0.27	$0.90	$0.92
From discontinued operations per common and subordinated unit	$-	$(0.01)	$-	$(0.06)
Net earnings per common and subordinated unit	$0.38	$0.26	$0.90	$0.86
Conversion price of convertible debt (1)	$22.65	$15.04	$20.84	$13.77
(1) Assumes that convertible debt is converted using the lesser of average closing price per unit during the period ended or final closing price on September 30
     Comprehensive Income — Comprehensive income is equal to net income for the periods presented due to the absence of any other comprehensive income.
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

     The following table presents cash distributions attributable to quarters ended in 2010 and 2009:

	Attributable to the	Per Unit	Total Cash
Payment Date	Quarter Ended	Distribution (1)	Distribution
			(In millions)

Pending Distribution
November 12, 2010 (2)	September 30, 2010	$0.420	$13.9

Completed Distributions
August 13, 2010 (3)	June 30, 2010	$0.420	$12.7
May 14, 2010 (4)	March 31, 2010	$0.390	$11.6
February 12, 2010 (4)	December 31, 2009	$0.390	$11.6
November 13, 2009 (5)	September 30, 2009	$0.390	$9.7
August 14, 2009 (6)	June 30, 2009	$0.370	$9.1
May 15, 2009 (6)	March 31, 2009	$0.370	$9.1
(1)	Represents common and subordinated unitholders

(2)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $570,000 to the general partner

(3)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $522,000 to the general partner

(4)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $261,000 to the general partner

(5)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $219,000 to the general partner

(6)	Total cash distribution includes an Incentive Distribution Rights amount of approximately $90,000 to the general partner
     The September 30, 2010 distribution calculation includes additional shares related to the conversion of the Subordinated Note and vesting of all previously unvested equity units.  Note 6 contains for more information about the conversion.
     The subordination period will end, and the subordinated units will convert to an equal number of common units, when we have earned and paid at least $0.30 per quarter on each common unit, subordinated unit and general partner unit for any three consecutive years.  Under the terms of our partnership agreement and upon the payment of our upcoming quarter cash distribution to unitholders on November 12, 2010, our subordination period will end.  As a result, our 11,513,625 subordinated units held by Crestwood will be converted into common units on a one-for one basis on November 15, 2010.  The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.  The conversion will have no impact on our calculation of net income per limited partner unit since the subordinated units have been previously included in our historical net income per limited partner unit calculation.
4. DISCONTINUED OPERATIONS
     As more fully discussed in Notes 1 and 2, based upon the Repurchase Obligation Waiver, the revenue and expenses directly attributable to the HCDS for the periods prior to November 2009 have been retrospectively reported as discontinued operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)	(In thousands)
Revenue	$1,082	$2,957
Operating expenses	(930)	(3,051)
Interest expense	(500)	(1,708)

Loss from discontinued operations	$(348)	$(1,802)

5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Gathering systems	$138,794	$135,128
Processing plants and compression facilities	361,093	332,053
Construction in progress - gathering	28,190	17,693
Rights-of-way and easements	29,435	27,788
Pipe and pipeline equipment	13,023	-
Land	4,251	4,251
Buildings and other	2,921	2,732

	577,707	519,645
Accumulated depreciation	(53,468)	(37,148)

Net property, plant and equipment	$524,239	$482,497

     Our pipe and pipeline equipment consists of pipe, pipeline parts and fittings that were purchased from Quicksilver
6. DEBT
     Debt consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Credit Facility	$238,500	$125,400
Subordinated Note to Quicksilver	57,609	55,718

	296,109	181,118
Current maturities of debt	(3,300)	(2,475)

Debt	$292,809	$178,643

     The weighted-average interest rate as of September 30, 2010 was 3.4% on our old Credit Facility.  Note 7 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains a more complete description of our indebtedness.
     As a result of the Crestwood Transaction our old credit facility terminated and we entered into our new five-year senior secured revolving Credit Facility.  Our new Credit Facility allows for revolving loans, letters of credit and swingline loans in an aggregate amount of up to $400 million.  The new Credit Facility is secured by substantially all of CMLP’s and its subsidiaries’ assets and is guaranteed by CMLP’s subsidiaries. Borrowings under the new Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the credit agreement.  Under the terms of the new Credit Facility, the initial applicable margin under LIBOR borrowings is 2.75%.
     Our new Credit Facility requires us to maintain:
•	a ratio of our consolidated trailing 12-month EBITDA (as defined in the credit agreement) to our net interest expense of not less than 2.5 to 1.0, and
•	a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 5.0 to 1.0.
     Our new Credit Facility also contains certain other customary affirmative and negative covenants that could restrict the payment of distributions and permit the acceleration of outstanding borrowings by the lenders upon events of default.  Our new Credit Facility permits us to expand our borrowing capacity up to $500 million, if certain financial ratios are obtained and we seek and receive lender approval.
     Our new Credit Facility required us to terminate the Subordinated Note that had been payable to Quicksilver through the issuance of additional common units during the fourth quarter of 2010.  The conversion into common units was determined based upon the average closing common unit price for a 20 trading-day period that ended October 15, 2010.   The conversion of the Subordinated Note was unanimously approved by the conflicts committee of our General Partner’s board of directors and resulted in the issuance of 2,333,712 of our common units in exchange for the outstanding balance of the Subordinated Note at the time of the conversion.

7. ASSET RETIREMENT OBLIGATIONS
     Activity for asset retirement obligations is as follows:

September 30, 2010
(In thousands)
Beginning asset retirement obligations as reported at December 31, 2009	$7,654
Alliance Midstream Asset obligations at December 31, 2009	1,265

Adjusted asset retirement obligations at December 31, 2009	$8,919
Incremental liability incurred	428
Accretion expense	375

Ending asset retirement obligations at September 30, 2010	$9,722

As of September 30, 2010, no assets are legally restricted for use in settling asset retirement obligations.
8. EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under our amended 2007 Equity Plan.  The following table summarizes information regarding 2010 phantom unit activity:

	Payable in cash			Payable in units

			Weighted			Weighted
			Average Grant			Average Grant
	Units		Date Fair Value	Units		Date Fair Value
Unvested phantom units - January 1, 2010	33,240		$20.90	485,672		$12.75
Vested	(25,925)		22.37	(179,886)		13.74
Issued	-		-	211,600		21.15
Cancelled	-		-	(1,690)		16.75

Unvested phantom units - September 30, 2010	7,315	(1)	$19.04	515,696	(1)	$15.83

(1)	All units vested on October 1, 2010 due to the change in control of our General Partner
     At January 1, 2010, we had total unvested compensation cost of $2.9 million related to phantom units.  We recognized compensation expense of approximately $2.8 million during the nine months ended September 30, 2010, including $0.3 million related to Quicksilver equity grants issued to employees seconded to us.  Grants of phantom units during the nine months ended September 30, 2010 had an estimated grant date fair value of $4.5 million.  We had unearned compensation expense of $3.6 million at September 30, 2010.  Phantom units that vested during the nine months ended September 30, 2010 had a fair value of $3.1 million on their vesting date.
     On January 4, 2010, we awarded annual equity grants totaling 211,600 phantom units to the non-management directors, executive officers of our general partner and employees seconded to us.  Each phantom unit settled in CMLP units and had a grant date fair value of $21.15, which were generally expected to be recognized over the vesting period of three years except for grants to non-employee directors of our general partner in lieu of cash compensation, which vest after one year.  At September 30, 2010, 594,198 units were available for issuance under the amended 2007 Equity Plan.
     As a result of the Crestwood Transaction which closed on October 1, 2010, during the fourth quarter we recognized compensation expense of approximately $3.6 million, resulting in 523,011 units vesting and 347,888 units issued after the effect of taxes paid, which is attributable to the acceleration of CMLP’s equity-based compensation program resulting from the change-in-control of provisions of our amended 2007 Equity Plan.  This affected all outstanding units and results in there being no unvested units outstanding immediately thereafter.
     For a more complete description of our Equity Plan, see Note 11 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.

9. INCOME TAXES
     No provision for federal income taxes is included in our results of operations as such income is taxable directly to the partners holding interests in us.
     The closing of the Crestwood Transaction caused a technical termination of CMLP as defined by the Internal Revenue Code.  One of the significant consequences of a technical termination is its impact on the partnership’s filing requirement for federal income tax purposes.  Generally, the partnership taxable year closes with respect to all partners on the date on which a partnership terminates.  A terminated partnership must file a federal income tax return for the short period ending on the date of the sale that resulted in the technical termination.  A second short period return is then required to be filed for the remainder of the taxable year of that new partnership.  Our tax status is, however, unaffected by these filings and the technical termination.
     We do not expect to make a cash payment for any 2009 liability for Texas margin tax, based upon Texas filing rules.  All effects of the 2009 Texas margin tax calculation are captured in deferred income taxes.  However, for 2010 and future years, we may have cash payments due to the State of Texas.
     Note 10 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains more information about our income taxes.
10. COMMITMENTS AND CONTINGENT LIABILITIES
     Note 9 to the consolidated financial statements in our 2009 Annual Report on Form 10-K contains a description of our commitments and contingencies.
11. RELATED-PARTY TRANSACTIONS
     We routinely conduct business with Quicksilver and its affiliates.  For a more complete description of our agreements with Quicksilver, see Note 2 and Note 12 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
     During the quarter and nine months ended September 30, 2010, Quicksilver accounted for more than 90% of our total revenue.  All cash disbursements for our operations and maintenance expenses and general and administrative expenses for the quarter and nine months ended September 30, 2010 were paid to Quicksilver, which processes such amounts on our behalf.
     With the purchase of the Alliance Midstream Assets, we also entered into an agreement with Quicksilver to lease pipeline assets attached to the Alliance System that we did not purchase.  We have recognized $1.6 million of expense related to this agreement during the nine months ended September 30, 2010.
     The Crestwood Transaction was funded by an equity contribution from funds managed by First Reserve Corporation and a $180 million senior secured Term B loan obtained by Crestwood Holdings payable to multiple financial investors.  Crestwood Holdings ownership in us is pledged as collateral and is dependent on distributions from us to service the debt obligations which is not included in our financial position.
     Note 1 and Note 6 contain additional information about changes to our relationship with Quicksilver and other transactions upon closing of the Crestwood Transaction.

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
Overview
     We are a growth-oriented Delaware limited partnership engaged in gathering, processing, compression and treating of natural gas and delivery of NGLs produced from the Barnett Shale geologic formation of the Fort Worth Basin located in North Texas.  We began operations in 2004 to provide midstream services primarily to Quicksilver as well as to other natural gas producers in this area.  Additionally, all our revenues are derived from operations in the Fort Worth Basin.  During the quarter and nine months ended September 30, 2010, approximately 90% of our total gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.
Our Operations
     Our results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems.  We gather, process, compress and treat natural gas pursuant to fee-based contracts.  We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure.  However, a prolonged low in commodity price environment could result in our customers reducing their production volumes which would cause a resulting decrease in our revenue.  All of our natural gas volumes gathered and processed during the quarter and nine months ended September 30, 2010 were subject to fee-based contracts.
Operational Measurement
     Our management uses a variety of financial and operational measures to analyze our performance.  We view these measures as important factors affecting our profitability and unitholder value and therefore we review them monthly for consistency and to identify trends in our operations.  These performance measures are outlined below:
     Volume – We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems.  We are dependent on Quicksilver for approximately 90% of our throughput volumes.  We routinely monitor producer activity in the areas we serve to identify new supply opportunities.  Our ability to achieve these objectives is impacted by:
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
2010 Highlights
Alliance Midstream Assets Acquisition
During January 2010, we completed the purchase of the Alliance Midstream Assets, located in Tarrant and Denton counties of Texas, from Quicksilver for $84.4 million.  Subsequent to the acquisition, we have invested approximately $42 million in capital to expand the gathering system and increase the capacity of the facility to 300 MMcfd.  Gathered volumes on the Alliance System in the nine months ended September 30, 2010 averaged 133 MMcfd.  The Alliance System has contributed $19.8 million in revenue and incurred $8.5 million in expense for 2010.
Equity Offering
In January 2010, the underwriters of our equity offering exercised their option to purchase an additional 549,200 common units, which resulted in additional proceeds of $11.1 million.  We used $11 million from the sale of the additional units to pay down our old credit facility.
Crestwood Transaction
On October 1, 2010, the Crestwood Transaction closed and Quicksilver sold all of its ownership interests in us to Crestwood.  The Crestwood Transaction includes Crestwood’s purchase of a 100% interest in our General Partner, 5,696,752 common units and 11,513,625 subordinated limited partner units in CMLP and a note payable by CMLP which had a balance of approximately $58 million at closing.  Quicksilver received from Crestwood $701 million cash and has the right to receive additional cash payments from Crestwood in 2012 and 2013 of up to $72 million in the aggregate.  The additional payments will be determined by an earn-out formula which is based upon our actual gathering volumes during 2011 and 2012.   The earn-out provision was designed to provide additional incentive for our largest customer, Quicksilver, to maximize volumes through our pipeline systems and processing facilities.  The costs associated with the additional earn-out payments will not be future obligations of CMLP but will be obligations of Crestwood.
Under the agreements governing the Crestwood Transaction, Quicksilver and Crestwood have agreed for two years not to solicit each other’s employees and Quicksilver has agreed not to compete with us with respect to gathering, treating and processing of natural gas and the transportation of natural gas liquids in Denton, Hood, Somervell, Johnson, Tarrant, Parker, Bosque and Erath Counties in Texas.  Quicksilver is entitled to appoint a director to our General Partner’s board of directors until the later of the second anniversary of the closing and such time as Quicksilver generates less than 50% of our consolidated revenue in any fiscal year.  Pursuant to this provision, Thomas Darden, our former CEO, was appointed to serve on our board of directors.  Our current independent directors continue to serve as directors after the closing of the Crestwood Transaction.
In connection with the closing of the Crestwood Transaction, Quicksilver is providing us with transitional services on a temporary basis on customary terms.  More than 100 experienced midstream employees who had previously been seconded to us from Quicksilver became employees of Crestwood.  We also entered into an agreement with Quicksilver for the joint development of areas governed by certain of our existing commercial agreements and amended certain of our existing commercial agreements, most significantly to extend the terms of all Quicksilver gathering agreements to 2020 and to establish a fixed gathering rate of $0.55 Mcf at the Alliance System.

     RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009
     The following discussion compares the results of operations for the three months ended September 30, 2010 to the three months ended September 30, 2009, which we refer to as the 2010 quarter and the 2009 quarter, respectively.

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Total revenue	$30,366	$23,236
Operations and maintenance expense	7,205	6,485
General and administrative expense	2,011	1,727

Adjusted gross margin	21,150	15,024
Other income	-	-

EBITDA	21,150	15,024

Depreciation and accretion expense	5,689	5,565
Interest expense	3,185	1,738
Income tax provision	45	235

Net income from continuing operations	$12,231	$7,486

The following table summarizes our volumes:

	Gathering		Processing
	2010	2009	2010	2009
	(MMcf)
Cowtown System	12,415	13,238	12,339	13,197
Lake Arlington Dry System	7,887	6,302	-	-
Alliance System	13,089	52	-	-

Total	33,391	19,592	12,339	13,197

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)

Revenue for the three months ended September 30, 2009	$14,095	$8,450	$691	$23,236
Volume changes	9,927	(550)	-	9,377
Price changes	(1,642)	86	(691)	(2,247)

Revenue for the three months ended September 30, 2010	$22,380	$7,986	$-	$30,366

     Total Revenue and Volumes — The increase in revenue was principally due to $7.2 million in higher revenue due to increased volumes on the Alliance System and $1.0 million in higher revenues on the LADS.  The increase in revenue was partially offset by approximately $0.4 million in reduced revenue due to lower processed volumes at Cowtown System, primarily due to Quicksilver’s drilling program being focused on the Alliance area since September 30, 2009.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to $0.9 million of higher costs attributable to the expansion of the Alliance System due to the addition of a compression facility and an expanded gathering system.  The increase was partially offset by lower costs to operate our plant facilities on the Cowtown System.
     General and Administrative Expense — The increase in general and administrative expense was due to equity compensation expense, as a result of additional phantom unit grants issued in January 2010.  General and administrative expense includes $0.7 million and $0.4 million of equity-based compensation expense for the quarters ended September 30,

2010 and 2009, respectively.  With the closing of the Crestwood Transaction, we expect that our recurring general and administrative expenses will change and may increase due to our bearing the full burden of general and administrative costs, including compensation of Crestwood executives.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA increased primarily as a result of the increase in revenue described above.  As a percentage of revenue, adjusted gross margin and EBITDA increased from 65% in the 2009 quarter to 70% in the 2010 quarter.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of continuing expansion of our asset base, which included the expansion of the Alliance System.
     Interest Expense — Interest expense increased primarily due to the increases in the borrowings under our old credit facility, principally used to fund capital projects, partially offset by the absence of any liability related to repurchase obligations.  During December 2009, we used $80.5 million of proceeds from our equity offering to temporarily pay down our old credit facility.  During January 2010, we borrowed $95 million to purchase the Alliance Midstream Assets and repaid $11 million upon the underwriters’ exercise of their over-allotment option.
The following table summarizes the details of interest expense for the three months ended September 30, 2010 and 2009.  With the conclusion of our repurchase obligations during 2009, we have no interest expense for such items in 2010.

	Three Months Ended September 30,
	2010	2009
	(In thousands)

Interest cost:
Revolving credit facility	$2,527	$1,001
Repurchase obligation	-	314
Subordinated note to Quicksilver	658	423

Interest expense	$3,185	$1,738

Nine months Ended September 30, 2010 Compared with Nine months Ended September 30, 2009
     The following discussion compares the results of operations for the nine months ended September 30, 2010 to the nine months ended September 30, 2009, which we refer to as the 2010 period and the 2009 period, respectively.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Total revenue	$82,299	$70,540
Operations and maintenance expense	21,806	17,656
General and administrative expense	6,285	5,463

Adjusted gross margin	54,208	47,421
Other income	-	1

EBITDA	54,208	47,422
Depreciation and accretion expense	16,696	15,410
Interest expense	8,808	6,216
Income tax provision	171	446

Net income from continuing operations	$28,533	$25,350

The following table summarizes our volumes:

	Gathering		Processing
	2010	2009	2010	2009
		(MMcf)
Cowtown System	35,458	42,771	35,076	41,958
Lake Arlington Dry System	16,920	17,237	-	-
Alliance System	36,419	6,786	-	-

Total	88,797	66,794	35,076	41,958

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
		(In thousands)
Revenue for the nine months ended September 30, 2009	$42,514	$26,885	$1,141	$70,540
Volume changes	14,005	(4,410)	-	9,595
Price changes	3,110	195	(1,141)	2,164

Revenue for the nine months ended September 30, 2010	$59,629	$22,670	$-	$82,299

     Total Revenue and Volumes — The increase in revenue was principally due to $19.3 million in higher revenue due to an increase in volumes on the Alliance System.  The increase in revenue was partially offset by approximately $6.6 million in lower revenue due to a reduction in volumes at Cowtown System, primarily due to Quicksilver’s drilling program being focused in the Alliance area since September 30, 2009.  In addition, the increase in revenue relates to higher fees associated with the commencement of compression and treating services on the Alliance System beginning in September 2009 as well as additional compression assets that were placed into service on the Cowtown System during the 2009 period.
     Operations and Maintenance Expense — The increase in operations and maintenance expense was mainly due to the $4.3 million of higher costs attributable to the expansion of the Alliance System due to the addition of a compression and treating facility and an expanded gathering system.  The increase was partially offset by lower costs to operate our plant facilities on the Cowtown System.
     General and Administrative Expense — The increase in general and administrative expense was due to higher advertising cost and equity compensation expense, as a result of additional phantom unit grants issued in January 2010.  General and administrative expense includes $2.0 million and $1.3 million of equity-based compensation expense for the nine months ended

September 30, 2010 and 2009, respectively.  With the closing of the Crestwood Transaction, we expect that our recurring general and administrative expenses will change and may increase due to our bearing the full burden of general and administrative costs, including compensation of Crestwood executives.
     Adjusted Gross Margin and EBITDA — Adjusted gross margin and EBITDA decreased primarily as a result of the increase in expenses described above.  As a percentage of revenue, adjusted gross margin and EBITDA decreased from 67% in the 2009 period to 66% in the 2010 period, primarily due to the increase in operations and maintenance expense associated with our current scale of operations and higher general and administrative expense, which were partially offset by the increase in revenue.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of continuing expansion of our asset base, which included the expansion of the Alliance System.
     Interest Expense — Interest expense increased primarily due to the increases in the borrowings under our old credit facility, principally used to fund capital projects, partially offset by the absence of any repurchase obligations.  During December 2009, we used $80.5 million of proceeds from our equity offering to temporarily pay down our old credit facility.   During January 2010, we borrowed $95 million to purchase the Alliance Midstream Assets and repaid $11 million upon the underwriters’ exercise of their over-allotment option.
The following table summarizes the details of interest expense for the nine months ended September 30, 2010 and 2009.  With the conclusion of our repurchase obligations during 2009, we have no interest expense for such items in 2010.

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Interest cost:
Revolving credit facility	$6,917	$3,325
Repurchase obligation	-	1,681
Subordinated note to Quicksilver	1,891	1,520

Total cost	8,808	6,526
Less interest capitalized	-	(310)

Interest expense	$8,808	$6,216

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
     Our sources of liquidity include:
•	cash generated from operations;

•	borrowings under our new Credit Facility; and

•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our current level of quarterly cash distributions of $0.42 per unit and satisfy our short-term working capital and maintenance capital expenditure requirements.  In funding the purchase of the Alliance Midstream Assets in January 2010, we borrowed from our old credit facility and repaid $11 million upon the underwriters’ exercise of their over-allotment option.
     Subsequent to the closing of the Crestwood Transaction, we have increased the amount of liquidity available as a result of the new $400 million Credit Facility.  Additionally, we have reduced our outstanding debt on our balance sheet due to the conversion of the subordinated note into common units.  See further discussion in the Debt section below.
     Our cash flows are significantly influenced by our customers’ production in the Fort Worth Basin, particularly Quicksilver.  As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.
Cash Flows

	Nine Months Ended September 30,

	2010	2009
	(In thousands)

Net cash provided by operating activities	$44,873	$50,281
Net cash used in investing activities	(132,746)	(55,712)
Net cash provided by financing activities	87,184	5,676
     Cash Flows Used in Operating Activities — The decrease in cash flows from operating activities resulted from a decrease in the collections from Quicksilver primarily related to the growth in accounts receivable from them.
     Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulted from the distribution to Quicksilver of $80.3 million related to the purchase of the Alliance Midstream Assets.  Additionally, for the 2010 period, we spent $52.5 million for gathering assets and processing facilities, of which approximately $42 million is due to the expansion of the gathering system at Alliance.
     Cash Flows Provided by Financing Activities — Changes in cash flows provided by financing activities during the 2010 period resulted primarily from the net borrowings under our old credit facility of $113.1 million compared with the 2009 period net borrowings of $32 million.   This change is largely reflective of our funding of the purchase of the Alliance Midstream Assets for $84.4 million.  In addition, we distributed $8.6 million more to our unitholders during the 2010 period.  We have increased our quarterly distribution by 7.7% from September 30, 2009 to September 30, 2010.  In January 2010, the underwriters of our equity offering exercised their option to purchase an additional 549,200 common units, which generated proceeds of $11.1 million for which there was no comparable 2009 event.
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
     We anticipate that we will continue to make capital expenditures to develop our gathering and processing network as Quicksilver and other producers continue to expand their development efforts in the Fort Worth Basin.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives and to maintain our distribution levels.
     We currently forecast approximately $75 million in capital expenditures for 2010, of which we classify $6.6 million as maintenance capital expenditures.  These amounts exclude the acquisition of the Alliance Midstream Assets of $84.4 million, but include expected post-acquisition capital expenditures on the Alliance System.  The capital forecast includes $36 million for the construction of pipelines and gathering systems and $39 million for plant and compression assets.
     During the nine months ended September 30, 2010, we increased gross property, plant and equipment by $58.1 million, including expansion capital expenditures of approximately $52.7 million, $5.0 million in maintenance capital expenditures and $0.4 million in asset retirement cost.
Other Matters
     We regularly review opportunities for both organic growth projects and acquisitions that will enhance our financial performance.  Since we distribute all of our available cash to our unitholders, we will depend on a combination of borrowings under our new Credit Facility, operating cash flows and debt or equity offerings to finance any future growth capital expenditures or acquisitions.
Debt
     Credit Facility — At September 30, 2010, we had $238.5 million outstanding under our old $320 million credit facility.  The weighted-average interest rate as of September 30, 2010 was 3.4% on our old credit facility.
     As a result of the Crestwood Transaction our old Credit Facility terminated and we entered into our new five-year senior secured revolving Credit Facility.  Our new Credit Facility allows for revolving loans, letters of credit and swingline loans in an aggregate amount for up to $400 million.  Borrowings under the new Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the credit agreement.  Under the terms of the new Credit Agreement, the initial applicable margin under LIBOR borrowings is 2.75%.
     Our new Credit Facility requires us to maintain:
•	a ratio of our consolidated trailing 12-month EBITDA (as defined in the credit agreement) to our net interest expense of not less than 2.5 to 1.0, and

•	a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 5.0 to 1.0.
     Our new Credit Facility also contains certain other customary affirmative and negative covenants that could restrict the payment of distributions and permit the acceleration of outstanding borrowings by the lenders upon events of default.  Our new Credit Facility permits us to expand our borrowing capacity up to $500 million, if certain financial ratios are obtained and we seek and receive lender approval.
     Subordinated Note — For the 2010 quarter, the debt ratio requirement was not met, which resulted in no principal payment.  Interest expense of $0.7 million was added to the outstanding principal amount.  The interest rate at September 30, 2010 was 4.4%.
     Our new Credit Facility required us to terminate the Subordinated Note that had been payable to Quicksilver through the issuance of additional common units during the fourth quarter of 2010.  The conversion into common units was determined based upon the average closing common unit price for a 20 trading-day period that ended October 15, 2010.   The conversion of the Subordinated Note was unanimously approved by the conflicts committee of our General Partner’s board of directors and resulted in the issuance of 2,333,712 of our common units in exchange for the outstanding balance of the Subordinated Note at the time of conversion.
     For a more complete description of our indebtedness, see Note 7 to the consolidated financial statements in our 2009 Annual Report on Form 10-K.
Contractual Obligations and Commercial Commitments
     In August 2010, we entered into a lease of office space for a term of five years commencing in August 2010.  Aggregate rentals over the life of the lease will total approximately $2.0 million.
     In October 2010, the Omnibus Agreement was entered into among our General Partner and Crestwood Holdings.
     There have been no other significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2009 Annual Report on Form 10-K except for the satisfaction of the contractual obligations related to the Alliance Midstream Assets as disclosed in Item 8 in our 2009 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements within the meaning of Item 303(a)(4) of SEC Regulation S-K.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this Quarterly Report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in Item 7 in our 2009 Annual Report on Form 10-K.  These critical estimates, for which no significant changes have occurred in the nine months ended September 30, 2010, include estimates and assumptions pertaining to:
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
Credit Risk
     Our primary credit risk relates to our dependency on Quicksilver for the majority of our natural gas volumes, which causes us to be subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees.  Quicksilver’s credit ratings are below investment grade, where they may remain for the foreseeable future.  Accordingly, this risk could be higher than it might be with a more creditworthy customer or with a more diversified group of customers.  Unless and until we significantly diversify our customer base, we expect to continue to be subject to non-diversified risk of nonpayment or late payment of our fees.  Additionally, we perform credit analyses of our customers on a regular basis pursuant to our corporate credit policy.  We have not had any significant losses due to counter-party failures to perform.
Interest Rate Risk
     Although our base interest rates remain low, our leverage ratios directly influence the spreads charged by lenders.  The credit markets could also drive the spreads charged by lenders upward.  As base rates or spreads increase, our financing costs will increase accordingly.  Although this could limit our ability to raise funds in the capital markets, we expect that our competitors would face similar challenges with respect to funding acquisitions and capital projects.  We are exposed to variable interest rate risk as a result of borrowings under our Credit Facility.
Item 4.   Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own operating, maintenance, general and administrative and other functions to operate as a company not controlled by Quicksilver.
     Historically, we have relied on certain general and administrative, operating, maintenance, and other resources of Quicksilver to operate our business.  Quicksilver performed many important corporate functions for our operations pursuant to the services and secondment agreement we had with Quicksilver and which terminated upon the closing of the Crestwood Transaction.  While we have entered into an agreement with Quicksilver to provide transitional services to us for up to six months after the closing of the Crestwood Transaction, Quicksilver will not provide those services on an ongoing basis after the expiration or termination of the transition services agreement.  We will need to enhance certain financial, legal and compliance, administrative, maintenance, information technology and other support systems and processes or to contract with third parties to provide those services.
     Any failure or significant downturn in Quicksilver’s financial, operational or general and administrative policies and systems during the term of the transitional services agreement or in our financial, operational or general and administrative policies and systems after the term of the transition services agreement could have a material adverse effect on our business, financial condition or results of operations.
     We may incur additional general and administrative costs as a result of the Crestwood Transaction.
     Historically, we have relied on certain operating, maintenance, general and administrative and other resources of Quicksilver to operate our business.  Costs allocated to us were based on identification of Quicksilver’s resources which directly benefit us and our estimated usage of shared resources and functions.  As a result of the closing of the Crestwood Transaction, and upon completion or termination of the transition services agreement with Quicksilver, we expect we will be obligated to bear the full burden of general and administrative costs for Crestwood executives.
As a result of the closing of the Crestwood Transaction and the conversion of the Subordinated Note, Crestwood owns approximately 62% of our common units outstanding and controls our General Partner, which has sole responsibility for conducting our business and managing our operations.
     As a result of the closing of the Crestwood Transaction and the conversion of the Subordinated Note, Crestwood owns all of Quicksilver’s interests in CMLP, including approximately 62% of our common units outstanding and controls our General Partner.  Although our General Partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, after the closing of the Crestwood Transaction, the directors and officers of our General Partner will have a fiduciary duty to manage our General Partner in a manner beneficial to its owner, Crestwood.  Conflicts of interest may arise between Crestwood and its affiliates, including our General Partner, on the one hand, and us, on the other hand.  In resolving these conflicts of interest, our General Partner may favor its own interests and the interests of its affiliates over our interests.  These conflicts include, among others, the following situations:
•	neither our partnership agreement nor any other agreement requires Crestwood or its affiliates to pursue a business strategy that favors us;
•	our General Partner is allowed to take into account the interests of parties other than us, such as Crestwood, in resolving conflicts of interest;
•	our General Partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and repayments of debt, issuance of additional partnership securities, and cash reserves, each of which can affect the amount of cash available for distribution;
•	our General Partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•	our General Partner intends to limit its liability regarding our contractual and other obligations; and
•	our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates.
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
Quicksilver entering into a confidentiality agreement.
     In October 2010, members of the Darden family sent a letter to Quicksilver’s board of directors in which they expressed an interest in pursuing strategic alternatives for Quicksilver, including potentially taking Quicksilver’s equity interests private.  Additionally, Quicksilver’s board of directors formed a transaction committee, which retained independent legal and investment banking firms to assist it in evaluating potential and any prospective outcomes pursuant to any strategic alternative.  Should the process result in significant changes to Quicksilver’s organizational structure or financial condition, this could have a material effect on our business and results of operations.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.   Defaults Upon Senior Securities
     None.
Item 4.   (Removed and Reserved)
     Not Applicable.
Item 5.    Other Information
     None.

Item 6.   Exhibits:

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Limited Partnership of Quicksilver Gas Services LP (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 7, 2010).

*3.2	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP.

*3.3	Certificate of Amendment to the Certificate of Formation of Quicksilver Gas Services GP LLC

*3.4	First Amendment to the First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC

*10.1	Credit Agreement, dated as of October 1, 2010, among Crestwood Midstream Partners LP , BNP Paribas as administrative agent and collateral agent, Banc of America Securities LLC, BNP Paribas Securities Corp. and RBC Capital Markets Corporation, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Royal Bank of Canada, as syndication agents, and UBS Securities and The Royal Bank of Scotland PLC as co-documentation agents.

10.2	Omnibus Agreement, dated October 8, 2010, by and among Crestwood Midstream Partners LP, Crestwood Gas Services GP LLC and Crestwood Holdings Partners, LLC (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 13, 2010).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 8, 2010

CRESTWOOD MIDSTREAM PARTNERS LP

By: CRESTWOOD GAS SERVICES GP LLC, its General Partner

By:	/s/ William G. Manias
William G. Manias
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Limited Partnership of Quicksilver Gas Services LP (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 7, 2010).

*3.2	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP.

*3.3	Certificate of Amendment to the Certificate of Formation of Quicksilver Gas Services GP LLC

*3.4	First Amendment to the First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC

*10.1	Credit Agreement, dated as of October 1, 2010, among Crestwood Midstream Partners LP , BNP Paribas as administrative agent and collateral agent, Banc of America Securities LLC, BNP Paribas Securities Corp. and RBC Capital Markets Corporation, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Royal Bank of Canada, as syndication agents, and UBS Securities and The Royal Bank of Scotland PLC as co-documentation agents.

10.2	Omnibus Agreement, dated October 8, 2010, by and among Crestwood Midstream Partners LP, Crestwood Gas Services GP LLC and Crestwood Holdings Partners, LLC (incorporated by reference to Exhibit 3.1 to Form 8-K filed October 13, 2010).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith