Form 10-Q
period 2011-03-31
Crestwood Midstream Partners LP
filed 2011-05-10
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33631
Crestwood Midstream Partners LP
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2639586 (I.R.S. Employer Identification No.)

717 Texas Avenue, Suite 3150, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(832) 519-2200
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the issuer’s common units and Class C units, as of the latest practicable date:

Title of Class	Outstanding as of April 29, 2011
Common Units	31,187,696
Class C Units	6,243,000

DEFINITIONS
As used in this report, unless the context otherwise requires:
“Bbl(s)” means barrel or barrels
“Btu” means British Thermal units, a measure of heating value
“EBITDA” means earnings before interest, taxes, depreciation and accretion
“hp” means horsepower
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
“NGL(s)” means natural gas liquids
“Oil” includes crude oil and condensate
COMMONLY USED TERMS
Other commonly used terms and their definitions follow:
“Alliance Midstream Assets” means gathering and treating assets purchased from Quicksilver in January 2010 in the Alliance Airport area of Tarrant and Denton Counties, Texas
“Alliance System” means the Alliance Midstream Assets and subsequent additions
“CMLP” means Crestwood Midstream Partners LP and our wholly owned subsidiaries, formerly known as Quicksilver Gas Services LP, which trades under the ticker symbol “CMLP”
“Credit Facility” means, our senior secured credit facility, as amended, dated effective October 1, 2010
“Crestwood” means Crestwood Holdings Partners, LLC and its affiliates
“Crestwood Holdings” means Crestwood Holdings LLC and its affiliates
“Crestwood Transaction” means the sale to Crestwood by Quicksilver of all its interests in CMLP that was completed on October 1, 2010
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards
“FASC” means the FASB Accounting Standards Codification
“Fayetteville Shale“  means the pipeline, compression and treating assets located in Northwest Arkansas that were purchased in the Frontier Gas Acquisition on April 1, 2011
“Frontier” means Frontier Gas Services, LLC, a Delaware limited liability company
“Frontier Gas Acquisition” means the purchase of midstream assets in the Fayetteville Shale and Granite Wash from Frontier that was completed on April, 1, 2011
“GAAP” means generally accepted accounting principles in the United States
“General Partner” means Crestwood Gas Services GP LLC, formerly known as Quicksilver Gas Services GP LLC
“Granite Wash System” means the pipeline, compression and processing assets and subsequent additions that were purchased in the Frontier Gas Acquisition on April 1, 2011
“IDR” means Incentive Distribution Rights as defined in the Partnership Agreement
“Joinder Agreement” means the additional commitments received from certain lenders under our Credit Facility, dated April 1, 2011, which expanded total borrowing capacity to $500 million
“Lake Arlington System” means gathering and compression assets purchased from Quicksilver in 2008 located in eastern Tarrant County, Texas
“Las Animas System” — means the gathering assets acquired in February 2011, located in Eddy County, New Mexico
“NYSE” means the New York Stock Exchange
“Omnibus Agreement“  means the Omnibus Agreement, dated October 8, 2010, among our General Partner and Crestwood
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated February 19, 2008, as amended
“Senior Notes” means the $200 million aggregate principal amount of 7.75% Senior Notes due 2019 issued by CMLP on April 1, 2011
“Quicksilver” means Quicksilver Resources Inc. and its wholly owned subsidiaries
“SEC” means the U.S. Securities and Exchange Commission

CRESTWOOD MIDSTREAM PARTNERS LP
INDEX TO FORM 10-Q
For the Period Ended March 31, 2011

FORWARD-LOOKING INFORMATION
       Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements reflect our current expectations or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays by our customers in achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions or inactions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	ability to consummate acquisitions and successfully integrate the acquired business and our ability to realize any cost savings and other synergies from such acquisitions;

•	any disruption from the recent acquisition of midstream assets from Frontier making it more difficult to maintain relationships with customers, employees or suppliers;

•	fluctuations in the value of certain of our assets and liabilities;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted amounts;

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

•	the effects of existing or future litigation;

•	risks related to the substantial indebtedness incurred as a result of the Frontier Gas Acquisition; and

•	certain factors discussed elsewhere in this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data - Unaudited

	Three Months Ended March 31,
	2011	2010

Revenue
Gathering revenue - related party	$23,351	$16,389
Gathering revenue	1,476	1,115
Processing revenue - related party	6,637	6,479
Processing revenue	516	756
Gas sales	400	-

Total revenue	32,380	24,739

Expenses
Operations and maintenance	7,381	7,393
General and administrative	6,370	3,061
Depreciation and accretion	6,025	5,365

Total expenses	19,776	15,819

Operating income	12,604	8,920

Interest expense	3,006	2,678

Income before income taxes	9,598	6,242

Income tax provision	222	53

Net income	$9,376	$6,189

General partner interest in net income	$888	$357
Common unitholders’ interest in net income	$8,488	$5,832

Basic income (loss) per unit:
Net income per limited partner unit - basic	$0.27	$0.20

Diluted income (loss) per unit:
Net income per limited partner unit - diluted	$0.27	$0.20

Weighted average number of common units outstanding:
Basic	31,188	28,502
Diluted	31,324	29,019
Distributions declared per unit (attributable to the period ended)	$0.44	$0.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data - Unaudited

	March 31,	December 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$11,546	$2
Accounts receivable	1,383	1,679
Accounts receivable - related party	29,177	23,003
Prepaid expenses and other	601	1,052

Total current assets	42,707	25,736

Property, plant and equipment, net	531,526	531,371
Other assets	12,824	13,520

Total assets	$587,057	$570,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable - related party	$4,580	$4,267
Accrued additions to property, plant and equipment	4,209	11,309
Accounts payable and other	21,263	2,917

Total current liabilities	30,052	18,493

Long-term debt	292,800	283,504
Asset retirement obligations	10,081	9,877
Commitments and contingent liabilities (Note 9)

Partners’ capital
Common unitholders (31,187,696 units issued and outstanding at March 31, 2011 and December 31, 2010)	253,429	258,069
General partner	695	684

Total partners’ capital	254,124	258,753

	$587,057	$570,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands – Unaudited

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net income	$9,376	$6,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,890	5,250
Accretion of asset retirement obligations	135	115
Deferred income taxes	-	53
Equity-based compensation	283	667
Non-cash interest expense	678	1,464
Changes in assets and liabilities:
Accounts receivable	296	232
Prepaid expenses and other	468	(274)
Accounts receivable - related party	(6,174)	(16,367)
Accounts payable - related party	313	-
Accounts payable and other	18,347	1,214

Net cash provided by (used in) operating activities	29,612	(1,457)

Investing activities:
Capital expenditures	(13,076)	(17,163)
Distribution to Quicksilver for Alliance Midstream Assets	-	(80,276)

Net cash used in investing activities	(13,076)	(97,439)

Financing activities:
Proceeds from credit facility	38,400	112,000
Repayments of credit facility	(29,104)	(11,600)
Issuance of common units - net of offering costs	-	11,050
Distributions paid to unitholders	(14,288)	(11,564)
Taxes paid for equity-based compensation vesting	-	(1,144)

Net cash provided by (used in) financing activities	(4,992)	98,742

Net cash increase (decrease)	11,544	(154)

Cash and cash equivalents at beginning of period	2	746

Cash and cash equivalents at end of period	$11,546	$592

Cash paid for interest	$2,388	$1,214
Non-cash transactions:
Working capital related to capital expenditures	4,209	16,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands – Unaudited

	Limited Partners’	General
	Common	Partner	Total

Balance at December 31, 2010	$258,069	$684	$258,753
Equity-based compensation recognized	283	-	283
Distributions paid to partners	(13,411)	(877)	(14,288)
Net income	8,488	888	9,376

Balance at March 31, 2011	$253,429	$695	$254,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
UNAUDITED
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
     Organization — Crestwood Midstream Partners LP is a publicly traded Delaware limited partnership formed for the purpose of acquiring and operating midstream assets.  Our common units are listed on the New York Stock Exchange under the symbol “CMLP.”  In this report, unless the context requires otherwise, references to “we,” “us,” “our” or the “Partnership” are intended to mean the business and operations of Crestwood Midstream Partners LP and its subsidiaries.
     As of March 31, 2011 our ownership is as follows:

	Ownership Percentage
	Crestwood	Public	Total

General partner interest	1.5%	-	1.5%
Limited partner interest:
Common unitholders	61.7%	36.8%	98.5%

Total interests	63.2%	36.8%	100.0%

     Description of Business — We are primarily engaged in the gathering, processing, compression and treating of natural gas and the delivery of NGLs produced from the Barnett Shale formation in the Fort Worth Basin located in North Texas.  We provide these midstream services under long-term, fixed fee contracts, whereby we receive fees for performing gathering, processing, compression and treating services.  We do not typically take title to the natural gas or associated NGLs thereby avoiding direct commodity price exposure.
     We conduct our operations primarily through our Cowtown, Lake Arlington and Alliance systems as described below:
Cowtown System
The Cowtown System, located principally in Hood and Somervell counties in the southern portion of the Fort Worth Basin, includes:
-	the Cowtown Pipeline, consisting of a gathering system and related gas compression facilities. This system gathers natural gas produced by our customers and delivers it to the Cowtown and Corvette Plants for processing;

-	the Cowtown Plant, consisting of two natural gas processing units with a total capacity of 200 MMcfd that extract NGLs from the natural gas stream and deliver our customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream; and

-	the Corvette Plant, consisting of a 125 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream and delivers our customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream.
Lake Arlington System
The Lake Arlington System, located in eastern Tarrant County, consists of a gas gathering system and related gas compression facility with capacity of 230 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.
Alliance System
The Alliance System, located in the Alliance Airport area of Tarrant and Denton Counties, consists of a gathering system and related compression facility with a capacity of 300 MMcfd, an amine treating facility with capacity of 360 MMcfd and a dehydration treating facility with capacity of 300 MMcfd.  This system gathers natural gas produced by our customers and delivers it to unaffiliated pipelines for sale downstream.
     Acquisitions and Financings — Effective February 1, 2011, we acquired natural gas gathering pipelines located in the Morrow/Atoka area and near the emerging Avalon Shale and Bone Spring trends in Southeastern New Mexico for $5.1 million from a group of independent producers.  The pipelines, which we refer to as the Las Animas System, are supported by long-term, fixed-fee contracts which include existing Morrow/Atoka production.  The Avalon Shale is a liquids-rich oil and gas producing formation that is part of the Permian Basin located in West Texas.

     On April 1, 2011, we completed the Frontier Gas Acquisition including assets in the Fayetteville Shale and the Granite Wash for a purchase price of $338 million, with an additional $15 million to be paid to Frontier if certain operational objectives are met within six months of the closing date.  The Fayetteville Shale is a dry gas formation in the Arkoma basin located in Northwest Arkansas.  The Granite Wash is a liquids-rich oil and gas producing formation in the Anadarko basin located in the Texas Panhandle.
Fayetteville Assets
The Fayetteville Shale assets consist of high pressure and low pressure gathering pipelines with capacity of approximately 510 MMcfd, treating capacity of approximately 165 MMcfd and approximately 35,000 hp of compression. The Fayetteville Shale assets which interconnect with multiple interstate pipelines are supported by long-term, fixed-fee contracts with producers in the core of the Fayetteville Shale. These contracts have initial terms that extend through 2020 with rights by either party to exercise a five year extension.
-	Twin Groves / Prairie Creek / Woolly Hollow Systems. Located in Conway and Faulkner Counties, Arkansas and consists of a gathering system and a related compression facility with a capacity of 350 MMcfd and a dehydration and treating facility with capacity of 165 MMcfd. This system gathers natural gas produced by BHP Billiton Petroleum, a wholly owned subsidiary of BHP Billiton Limited (“BHP”) / BP p.l.c. (“BP”) and XTO Energy, Inc., a subsidiary of Exxon Mobil Corporation (“ExxonMobil”), and interconnects with the Boardwalk Gas Transmission, the Ozark Gas Transmission and the Fayetteville Express Pipeline.

-	Rose Bud System. Located in White County, Arkansas and consists of a gathering system and a related compression facility with a capacity of 60 MMcfd. This system gathers natural gas produced by BHP / BP and ExxonMobil, and interconnects with the Ozark Gas Transmission.

-	Wilson Creek System. Located in Van Buren County, Arkansas and consists of a gathering system and a related compression facility with a capacity of 100 MMcfd. This system gathers natural gas produced by BHP and SH Exploration and interconnects with the Ozark Gas Transmission.
Granite Wash System
The Granite Wash assets, located in Roberts County, Texas, consists of a natural gas and NGL pipeline system of approximately 9,400 hp of compression and the Indian Creek cryogenic gas processing plant with capacity of 36 MMcfd which extracts NGL’s from the natural gas stream. This system delivers NGL’s produced by Chesapeake Energy Corporation and others to the Mid-America Pipeline for ultimate delivery to Mt. Belvieu and residue gas is delivered into the ANR Pipeline.
          In connection with the Frontier Gas Acquisition, we entered into the following financing transactions:
•	the issuance by us of approximately 6.2 million units of new Class C units representing limited partner interests, issued at a price of $24.50 per unit, to certain institutional investors through a private placement transaction, resulting in net proceeds of approximately $153 million; and

•	the issuance of the Senior Notes.
          The $338 million purchase price paid at closing was financed through a combination of equity and debt as described in Notes 3 and 5 to our condensed consolidated interim financial statements in this Quarterly Report.
          On May 4, 2011, we completed a public offering of 1,800,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $30.65 per common unit ($29.75 per common unit, net of underwriting discounts and commissions), providing net proceeds of approximately $53 million. The net proceeds from the offering were used to reduce indebtedness under our Credit Facility and for general partnership purposes.
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

     Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  Accordingly, these financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K.
     Changes in Presentation — Certain reclassifications have been made to the 2010 financial statements for presentations adopted in 2011. The amount of the reclassification is approximately $0.6 million from operations and maintenance expense to general and administrative expense.
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
     Net Income per Limited Partner Unit — The following is a reconciliation of the components of the basic and diluted net income per limited partner per unit calculations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per unit data)

Common unitholders’ interest in net income	$8,488	$5,832

Weighted-average common units - basic	31,188	28,502
Effect of unvested phantom units	136	517

Weighted-average common units - diluted	31,324	29,019

Basic earnings per unit:
Net income per limited partner unit - basic	$0.27	$0.20

Diluted earnings per unit:
Net income per limited partner unit - diluted	$0.27	$0.20
     Comprehensive Income — Comprehensive income is equal to net income for the periods presented due to the absence of any other comprehensive income.
Recently Issued Accounting Standards
     Accounting standard-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements.  No pronouncements materially affecting our financial statements have been issued since the filing of our 2010 Annual Report on Form 10-K.
3.   PARTNERS’ CAPITAL AND DISTRIBUTIONS
        On April 1, 2011, we issued 6,243,000 Class C units, representing limited partner interests in us, in a private placement.  The negotiated purchase price for the Class C Units was $24.50 per unit, resulting in net proceeds to us of approximately $153 million used to finance a portion of our Frontier Gas Acquisition.  The Class C units are substantially similar in all respects to our existing common units, representing limited partner interests, except that we can elect to pay distributions for our Class C units through the issuance of additional Class C units or cash.  The Class C units will convert into common units on a one-for-one basis on the second anniversary of the date of issuance.
        In connection with the issuance of the Class C units, our General Partner made an additional capital contribution of $8.7 million to us in exchange for 293,948 General Partner units, increasing the General Partner interest in us to 2%.
          On May 4, 2011, we completed a public offering of 1,800,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $30.65 per common unit ($29.75 per common unit, net of underwriting discounts and commissions), providing net proceeds of approximately $53 million. The net proceeds from the offering were used to reduce indebtedness under our Credit Facility and for general partnership purposes. In connection with the issuance of the common units, our General Partner did not make an additional capital contribution resulting in the General Partner interest in us to reduce to 1.9%.
        Our Partnership Agreement requires that we make distributions within 45 days after the end of each quarter to unitholders of record on the applicable record date selected by the General Partner.

     The following table presents cash distributions attributable to quarters ended in 2011 and 2010:

	Attributable to the	Per Unit	Total Cash	Total Cash IDR
Payment Date	Quarter Ended	Distribution	Distribution	Distribution
			(In millions)	(In millions)

Pending Distributions
May 13, 2011	March 31, 2011	$0.44	$14.7	$0.759

Completed Distributions
2011

February 11, 2011	December 31, 2010	$0.43	$14.3	$0.665

2010

November 12, 2010	September 30, 2010	$0.42	$13.9	$0.570

August 13, 2010	June 30, 2010	$0.42	$12.7	$0.522
May 14, 2010	March 31, 2010	$0.39	$11.6	$0.261
Cash distribution includes amounts paid to common and subordinated unitholders. Beginning with the distributions starting with the quarter ended December 31, 2010, we no longer have any subordinated units due to the conversion of all subordinated units into common units.  See Note 13 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for a more complete description of our conversion of the subordinated units.  Class C unitholders will not receive a distribution of cash, but instead, will be issued additional Class C units as permitted under the terms of the Second Amendment to our Partnership Agreement.
4.   PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Gathering systems	$167,362	$158,975
Processing plants and compression facilities	364,054	365,208
Construction in progress - gathering	22,968	26,385
Rights-of-way and easements	34,283	32,054
Land	4,251	4,251
Buildings and other	3,494	3,494

	596,412	590,367
Accumulated depreciation	(64,886)	(58,996)

Net property, plant and equipment	$531,526	$531,371

5.   DEBT
     Debt consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)

Credit Facility	$292,800	$283,504

Total	$292,800	$283,504

     Credit Facility - At March 31, 2011, we had $292.8 million outstanding under our $400 million Credit Facility.  Our Credit Facility permits us to expand our borrowing capacity up to $500 million subject to certain financial ratios being met and lender approval.  The weighted-average interest rate as of March 31, 2011 was 3.1% on our Credit Facility.  See Note 7 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for a more complete description of our indebtedness.  On April 1, 2011, we entered into a Joinder Agreement with certain lenders under our Credit Facility, which expanded our borrowing capacity from $400 million to $500 million.
     Bridge Loans - In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million.  The commitment was terminated on April 1, 2011 in connection with the closing of the Senior Notes described below.  We will recognize approximately

$2.5 million of commitment fees in the second quarter of 2011, which will be included in interest expense, related to the bridge loans.
     7.75% Senior Notes due 2019 – On April 1, 2011, we issued the Senior Notes.  Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries.  The proceeds were used to partially finance the Frontier Gas Acquisition.  Interest on the Senior Notes accrue at a rate of 7.75% per annum, and are payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.
6.   ASSET RETIREMENT OBLIGATIONS
     Activity for asset retirement obligations is as follows (in thousands):

Asset retirement obligations as of December 31, 2010	$9,877
Incremental liability	69
Accretion expense	135

Asset retirement obligations as of March 31, 2011	$10,081

As of March 31, 2011, no assets are legally restricted for use in settling asset retirement obligations.
7.   EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under the Third Amended and Restated 2007 Equity Plan (the “2007 Equity Plan”).  The following table summarizes information regarding 2011 phantom unit activity:

	Payable in units

		Weighted
		Average Grant
	Units	Date Fair Value
Unvested phantom units - January 1, 2011	121,526	$27.11
Vested	-	-
Issued	18,391	27.73
Cancelled	(4,353)	27.11

Unvested phantom units - March 31, 2011	135,564	$27.19

     At January 1, 2011, we had total unvested compensation cost of $2.6 million related to phantom units.  We recognized compensation expense of approximately $0.3 million during the three months ended March 31, 2011.  Grants of phantom units during the three months ended March 31, 2011 had an estimated grant date fair value of $0.5 million.  We had unearned compensation expense of $2.8 million at March 31, 2011.  There were not any phantom units that vested during the three months ended March 31, 2011.
     On January 3, 2011, we awarded annual equity grants totaling 18,391 phantom units to the non-employee directors.  Each phantom unit will settle in CMLP units and had a grant date fair value of $27.73, which is generally expected to be recognized over the vesting period of three years except for grants to non-employee directors of our General Partner in lieu of cash compensation, which vest after one year.  At March 31, 2011, 626,442 units were available for issuance under the 2007 Equity Plan.
     See Note 11 to the consolidated financial statements in our 2010 Annual Report on Form 10-K, for a more complete description of our 2007 Equity Plan.
8.   INCOME TAXES
     No provision for federal income taxes is included in our results of operations as such income is taxable directly to the partners holding interests in us.
     See Note 10 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for more information about our income taxes.

9.   COMMITMENTS AND CONTINGENT LIABILITIES
     See Note 9 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for a description of our commitments and contingencies.
10.   RELATED-PARTY TRANSACTIONS
       We routinely conduct business with Quicksilver and its affiliates.  For a more complete description of our agreements with Quicksilver, see Notes 2 and 12 to the consolidated financial statements in our 2010 Annual Report on Form 10-K.
       During the quarter ended March 31, 2011, Quicksilver accounted for more than 90% of our total revenue.  Approximately 11% of our gathered volumes are comprised of natural gas purchased by Quicksilver from Eni SpA and gathered under Quicksilver’s Alliance System gathering agreement.
       With the purchase of the Alliance Midstream Assets, we also entered into an agreement with Quicksilver to lease pipeline assets attached to the Alliance System that we did not purchase.  We have recognized $0.2 million of expense related to this agreement during the three months ended March 31, 2011.
       The Crestwood Transaction was funded by Crestwood through an equity contribution from funds managed by First Reserve Corporation, an equity contribution from members of Crestwood management and a $180 million senior secured term loan obtained by Crestwood Holdings payable to multiple financial investors.  Crestwood Holdings ownership in us is pledged as collateral and is dependent on distributions from us to service the Crestwood Holdings’ debt obligations which is not included in our financial position.
11.   SUBSEQUENT EVENTS
       On April 1, 2011, we completed the previously announced Frontier Gas Acquisition for a purchase price of approximately $338 million, with an additional $15 million to be paid to Frontier if certain operational objectives are met within six months of the closing date.  The $338 million purchase price paid at closing was financed through a combination of equity and debt as described in Notes 3 and 5 to our condensed consolidated interim financial statements in this Quarterly Report.  The final purchase price is pending the finalization of appraisal valuations of certain tangible and intangible assets acquired and other customary purchase price adjustments that are included in the purchase sale agreement .
   In connection with the consummation of the Frontier Gas Acquisition, we entered into the following additional financing transactions:
•	the issuance by us of approximately 6.2 million units of new Class C units representing limited partner interests, issued at a price of $24.50 per unit, to certain institutional investors through a private placement transaction, resulting in net proceeds of approximately $153 million; and

•	the issuance of the Senior Notes.
         On May 4, 2011, we completed a public offering of 1,800,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $30.65 per common unit ($29.75 per common unit, net of underwriting discounts and commissions), providing net proceeds of approximately $53 million. The net proceeds from the offering were used to reduce indebtedness under our Credit Facility and for general partnership purposes.

12.   CONDENSED CONSOLDIATED FINANCIAL INFORMATION
        Condensed consolidated financial information for CMLP is presented below:
Condensed Consolidated Statements of Income

	For the Three Months Ended March 31, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$-	$32,380	$-	$32,380
Operating expenses	6,372	13,404	-	19,776

Operating income	(6,372)	18,976	-	12,604

Interest expense	3,006	-	-	3,006

Income before income tax	(9,378)	18,976	-	9,598
Income tax provision	-	222	-	222

Net income before equity in net earnings of subsidiaries	(9,378)	18,754	-	9,376
Equity in net earnings of subsidiaries	18,754	-	(18,754)	-

Net Income	$9,376	$18,754	$(18,754)	$9,376

	For the Three Months Ended March 31, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenue	$-	$24,739	$-	$24,739
Operating expenses	3,061	12,758	-	15,819

Operating income	(3,061)	11,981	-	8,920

Other income	-	-	-	-
Interest expense	2,678	-	-	2,678

Income before income tax	(5,739)	11,981	-	6,242
Income tax provision	-	53	-	53

Net income before equity in net earnings of subsidiaries	(5,739)	11,928	-	6,189
Equity in net earnings of subsidiaries	11,928	-	(11,928)	-

Net income	$6,189	$11,928	$(11,928)	$6,189

Condensed Consolidated Balance Sheet

	March 31, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS
Current assets	$369,482	$24,809	$(351,584)	$42,707
Properties, plant and equipment - net	9,225	522,301	-	531,526
Investment in subsidiaries	186,363	-	(186,363)	-
Other assets	12,203	621	-	12,824

Total assets	$577,273	$547,731	$(537,947)	$587,057

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$30,348	$351,288	$(351,584)	$30,052
Long-term liabilities	292,800	10,081	-	302,881
Partners’ capital	254,125	186,362	(186,363)	254,124

Total liabilities and partners’ capital	$577,273	$547,731	$(537,947)	$587,057

	December 31, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS
Current assets	$291,637	$23,843	$(289,744)	$25,736
Properties, plant and equipment - net	11,142	520,229	-	531,371
Investment in subsidiaries	228,587	-	(228,587)	-
Other assets	12,890	630	-	13,520

Total assets	$544,256	$544,702	$(518,331)	$570,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$1,999	$306,238	$(289,744)	$18,493
Long-term liabilities	283,504	9,877	-	293,381
Partners’ capital	258,753	228,587	(228,587)	258,753

Total liabilities and partners’ capital	$544,256	$544,702	$(518,331)	$570,627

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash provided by operating activities	$6,240	$23,372	$-	$29,612
Capital expenditures	-	(13,076)	-	(13,076)

Net cash used in investing activities	-	(13,076)	-	(13,076)

Proceeds from revolving credit facility borrowings	38,400	-	-	38,400
Repayments of credit facility	(29,104)	-	-	(29,104)
Distributions to unitholders	(14,288)	-	-	(14,288)
Advances to Affiliates	52,376	(52,376)	-	-

Net cash (used in) provided by financing activities	47,384	(52,376)	-	(4,992)

Net cash increase (decrease)	53,624	(42,080)	-	11,544
Cash and cash equivalents at beginning of period	2	-	-	2

Cash or cash equivalents at end of period	$53,626	$(42,080)	$-	$11,546

	For the Three Months Ended March 31, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash (used in) provided by operating activities	$(3,699)	$2,242	$-	$(1,457)
Capital expenditures	-	(17,163)	-	(17,163)
Distributions to Quicksilver for Alliance Midstream Assets	-	(80,276)	-	(80,276)

Net cash used in investing activities	-	(97,439)	-	(97,439)

Proceeds from revolving credit facility borrowings	112,000	-	-	112,000
Repayments of credit facility	(11,600)	-	-	(11,600)
Proceeds from issuance of equity	11,088	-	-	11,088
Equity issuance cost paid	(38)	-	-	(38)
Distributions to unitholders	(11,564)	-	-	(11,564)
Taxes paid for equity-based compensation vesting	(1,144)	-	-	(1,144)
Advances to Affiliates	138,529	(138,529)		-

Net cash (used in) provided by financing activities	237,271	(138,529)	-	98,742

Net cash increase (decrease)	233,572	(233,727)	-	(154)
Cash and cash equivalents at beginning of period	746	-		746

Cash or cash equivalents at end of period	$234,318	$(233,727)	$-	$592

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated interim financial statements, and notes thereto, and the other financial data included elsewhere in this Quarterly Report.  The following discussion should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Annual Report on Form 10-K.
Overview
     We are a growth-oriented publicly traded Delaware master limited partnership engaged in gathering, processing, compression and treating of natural gas and delivery of NGLs produced in North Texas and in Southeastern New Mexico.  We began operations in 2004 to provide midstream services primarily to Quicksilver as well as to other natural gas producers in the Fort Worth Basin.  Additionally, all our revenues are derived from operations in the Fort Worth Basin and Southeastern New Mexico.  During the quarter ended March 31, 2011, more than 90% of our total gathering and processing volumes were comprised of natural gas owned or controlled by Quicksilver.  Approximately 11% of our gathered volumes are comprised of natural gas purchased by Quicksilver from Eni SpA and gathered under Quicksilver’s Alliance System gathering agreement.
Our Operations
     Our results of operations are significantly influenced by the volumes of natural gas gathered and processed through our systems.  We gather, process, compress and treat natural gas pursuant to long term, fixed fee-based contracts.  We do not take title to the natural gas or associated NGLs that we gather and process, and therefore, we avoid direct commodity price exposure.  However, a prolonged low commodity price environment could result in our customers reducing their production volumes which would cause a decrease in our revenue.  Almost all of our natural gas volumes gathered and processed during the quarter ended March 31, 2011 were subject to fee-based contracts.
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
2011 Recent Developments
Las Animas Acquisition - Effective February 1, 2011, we acquired approximately 46 miles of natural gas gathering pipelines located in the Morrow/Atoka area and near the emerging Avalon Shale and Bone Spring trends in Southeastern New Mexico for $5.1 million from a group of independent producers.  The pipelines are supported by long-term, fixed-fee contracts which include existing Morrow/Atoka production and dedications of approximately 57,000 acres.
Bridge Loans - In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million.  On April 1, 2011, the commitment was terminated in connection with the closing of the Senior Notes described below.  We will recognize approximately $2.5 million of commitment fees in the second quarter of 2011, which will be included in interest expense, related to the bridge loans.
Frontier Gas Acquisition - On April 1, 2011, the Partnership completed the previously announced Frontier Gas Acquisition for a purchase price of approximately $338 million, with an additional $15 million to be paid to Frontier if certain operational objectives are met within six months of the closing date.  The $338 million purchase price paid at closing was financed through a combination of equity and debt as described in Notes 3 and 5 to our condensed consolidated interim financial statements in this Quarterly Report.
The Fayetteville Shale assets, located in Arkansas, consist of approximately 127 miles of high pressure and low pressure gathering pipelines with capacity of approximately 510 MMcfd, treating capacity of approximately 165 MMcfd and approximately 35,000 hp of compression.  The Fayetteville Shale assets which interconnect with multiple interstate pipelines are supported by long-term, fixed-fee contracts with producers who have dedicated approximately 100,000 acres in the core of the Fayetteville Shale to Frontier Gas.  These contracts have initial terms that extend through 2020 with a five year extension.
The Granite Wash assets, located in the Texas Panhandle, consist of a 28 mile pipeline system and a 36 MMcfd cryogenic processing plant.  This area has emerged as a highly economic liquids-rich natural gas play with active drilling programs and the Granite Wash assets are supported by long-term contracts.  We are working on a plan to install a second processing plant with 60 MMcfd of capacity to support growth in volumes from this region.
With the completion of the Frontier Gas Acquisition, we own and/or operate over 700 miles of natural gas gathering pipelines, and NGL, gas lift, residue and production lines.
Class C Units - On April 1, 2011, we issued 6,243,000 Class C units, representing limited partner interests in us, in a private placement.  The negotiated purchase price for the Class C units was $24.50 per unit, resulting in net proceeds to us of approximately $153 million used to finance a portion of our Frontier Gas Acquisition.  The Class C units are substantially similar in all respects to our existing common units, representing limited partner interests, except that we can elect to pay distributions for our Class C units through the issuance of additional Class C units or cash.  The Class C units will convert into common units on a one-for-one basis on the second anniversary of the date of issuance.
 In connection with the issuance of the Class C units, our General Partner made an additional capital contribution of $8.7 million to us in exchange for 293,948 General Partner units, increasing the General Partner interest in us to 2%.
Senior Notes - On April 1, 2011, we issued the Senior Notes.  Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries.  The proceeds were used to partially finance the Frontier Gas Acquisition.  Interest on the Senior Notes accrue at a rate of 7.75% per annum, and are payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.
Joinder Agreement to Credit Facility - On April 1, 2011, we entered into a Joinder Agreement with certain lenders under our Credit Facility, which expanded our borrowing capacity from $400 million to $500 million.
On May 4, 2011, we completed a public offering of 1,800,000 common units representing limited partner interests in us under an existing shelf registration statement on Form S-3 at a price of $30.65 per common unit ($29.75 per common unit, net of underwriting discounts and commissions), providing net proceeds of approximately $53 million. The net proceeds from the offering were used to reduce indebtedness under our Credit Facility and for general partnership purposes. In connection with the issuance of the common units, our General Partner did not make an additional capital contribution resulting in the General Partner interest in us to reduce to 1.9%.

   RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
     The following discussion compares the results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010, which we refer to as the 2011 quarter and the 2010 quarter, respectively.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Total revenues	$32,380	$24,739
Operations and maintenance expense	7,381	7,393
General and administrative expense	6,370	3,061

EBITDA	18,629	14,285

Depreciation and accretion expense	6,025	5,365
Interest expense	3,006	2,678
Income tax provision	222	53

Net income	$9,376	$6,189

The following table summarizes our volumes:

	Gathering		Processing
	2011	2010	2011	2010
	(MMcf)
Cowtown System	12,184	11,430	10,960	11,244
Lake Arlington System	9,549	4,410	-	-
Alliance System	17,150	9,957	-	-
Las Animas System	518	-	-	-

Total	39,401	25,797	10,960	11,244

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)

Revenue for the three months ended March 31, 2010	$17,504	$7,235	$-	$24,739
Volume changes	9,231	(183)	-	9,048
Price changes	(2,808)	101	400	(2,307)

Revenue for the three months ended March 31, 2011	$23,927	$7,153	$400	$31,480

     Total Revenue and Volumes — The increase in revenue was principally due to $4.3 million in higher revenue due to increased volumes on the Alliance System and $2.9 million in higher revenues on the Lake Arlington System.  The increased revenue is due to the connection of 48 wells in the 2011 period compared to 21 for the 2010 period with the increase primarily on the Alliance and Lake Arlington Systems.
     Operations and Maintenance Expense — The decrease in operations and maintenance expense was mainly due to a decrease in pipeline lease expense of approximately $0.3 million on our Alliance System.
     General and Administrative Expense — The increase in general and administrative expense was primarily due to transaction costs associated with the Frontier Gas Acquisition, an increase in compensation and benefits costs, costs of a new corporate location and transition costs related to the transition services agreement with Quicksilver, which expired March 31, 2011.  Transaction costs related to the Crestwood Transaction and Frontier Gas Acquisition amount to approximately $2.0 million for the 2011 period.  General and administrative expense includes $0.2 million and $0.7 million of equity-based compensation expense for the quarters ended March 31, 2011 and 2010, respectively.

     EBITDA — As a percentage of revenue, EBITDA has stayed consistent at 58% of revenues in the 2010 quarter and 2011 quarter.
     Depreciation and Accretion Expense — Depreciation and accretion expense increased primarily as a result of continuing expansion of our asset base, which included the expansion of the Alliance System.
     Interest Expense — Interest expense increased primarily due to the increases in the borrowings under our Credit Facility, principally used to fund capital projects, partially offset by the absence of any liability related to subordinated note.
The following table summarizes the details of interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Interest:
Revolving Credit Facility	$3,042	$2,082
Subordinated note	-	596

Total	3,042	2,678
Less interest capitalized	(36)	-

Interest expense	$3,006	$2,678

Liquidity and Capital Resources
     Our sources of liquidity include:
•	cash generated from operations;

•	borrowings under our Credit Facility; and

•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our expected $0.44 per unit quarterly cash distributions during 2011 and satisfy our short-term working capital and maintenance capital expenditure requirements.
     Since the inception of operations in 2004, our cash flows have been significantly influenced by Quicksilver’s production in the Fort Worth Basin.  As Quicksilver and others have developed the Fort Worth Basin, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development.  We expect to benefit from the Las Animas and Frontier Gas Acquisitions which will result in lower dependency on Quicksilver and our Fort Worth Basin operations.
Known Trends and Uncertainties
     Our financial condition and results of operations, including our liquidity and profitability, can be significantly affected by the following:
•	natural gas prices;

•	dependency on Quicksilver and the Fort Worth Basin; and

•	regulatory requirements.
     The volumes of natural gas that we gather and process are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, their derivative programs, and the availability and cost of their capital.  We cannot predict future changes to natural gas prices or how any such pricing changes will influence producers’ behaviors.  If reduced drilling and development programs in the Fort Worth Basin were to be sustained over a prolonged period of time, we could experience a reduction in volumes through our system and therefore reductions of revenue and cash flows.
     At this time, substantially all of our revenue is derived from our operations in the Fort Worth Basin.  In addition, more than 90% of our total gathering and processing revenue is associated with natural gas volumes owned or controlled by Quicksilver.  The risk of revenue fluctuations in the near-term is somewhat mitigated by the use of fixed-fee contracts for providing gathering and processing and treating services to our customers, but we are still susceptible to volume fluctuations.  To reduce the concentration risk associated with our dependency on one producer and one geographic area, we continue to regularly review opportunities for both organic growth projects and acquisitions in other producing basins and with other producers.
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

Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net cash provided by (used in) operating activities	$29,612	$(1,457)

Net cash used in investing activities	(13,076)	(97,439)

Net cash provided by (used in) financing activities	(4,992)	98,742
     Cash Flows Used in Operating Activities — The increase in cash flows from operating activities resulted from an increase in collections from Quicksilver.  The March 31, 2010 balance included a receivable from Quicksilver of $10.8 million for the reimbursement of the purchase price adjustment for the Alliance Midstream Assets.  In addition, on March 31, 2011, we received approximately $12 million from a purchaser of Class C units prior to the issuance of the Class C units on April 1, 2011.  The receipt of the funds is reflected in our cash balance and as a increase in accounts payable and other on March 31, 2011.
     Cash Flows Used in Investing Activities — The decrease in cash flows used in investing activities resulted from the distribution to Quicksilver of $80.3 million related to the purchase of the Alliance Midstream Assets in the prior year.  For the 2011 period, we spent $13.1 million for gathering assets and processing facilities, of which $5.1 million relates to the purchase of the Las Animas acquisition.
     Cash Flows Used in Financing Activities — Changes in cash flows used in financing activities during the 2011 period resulted primarily from the net borrowings under our Credit Facility of $9.3 million compared with the 2010 period net borrowings of $100.4 million.  This change is largely reflective of our funding of the purchase of the Alliance Midstream Assets for $84.4 million in the 2010 period.  In addition, we distributed $2.7 million more to our unitholders during the 2011 period.  We have increased our quarterly distribution by 12.8% from the 2010 period to the 2011 period.  In January 2010, the underwriters of our equity offering exercised their option to purchase an additional 549,200 common units, which generated proceeds of $11.1 million for which there was no comparable 2011 event.
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
     We anticipate that we will continue to make capital expenditures to develop our gathering and processing network as Quicksilver and other producers continue to expand their development efforts in the Fort Worth Basin, Fayetteville, Granite Wash areas and on the Las Animas System.  Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives and to maintain our distribution levels.
     We budgeted approximately $90 million in capital expenditures for 2011, of which approximately $30-$35 million relates to the Fort Worth Basin and approximately $45-$50 million relates to the Frontier capital program. In addition, we have budgeted approximately $8 million as maintenance capital expenditures.
     During the three months ended March 31, 2011, we increased gross property, plant and equipment by $6 million, including expansion capital expenditures of approximately $5.5 million, $0.4 million in maintenance capital expenditures and $0.1 million in asset retirement cost.

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
Debt
     Credit Facility — At March 31, 2011, we had $292.8 million outstanding under our $400 million Credit Facility.  Our Credit Facility permits us to expand our borrowing capacity up to $500 million subject to certain financial ratios being met and lender approval.  The weighted-average interest rate as of March 31, 2011 was 3.1% on our Credit Facility.  Note 7 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains a more complete description of our indebtedness.  On April 1, 2011, we entered into a Joinder Agreement with certain lenders under our Credit Facility, which expanded our borrowing capacity to $500 million from $400 million.
     Bridge Loans - In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million.  On April 1, 2011, the commitment was terminated in connection with the closing of the Senior Notes described below.  We will recognize approximately $2.5 million of commitment fees in the second quarter of 2011, which will be included in interest expense, related to the bridge loans.
     7.75% Senior Notes due 2019 – On April 1, 2011, we issued the Senior Notes.  Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries.  The proceeds were used to partially finance the Frontier Gas Acquisition.  Interest on the Senior Notes accrue at a rate of 7.75% per annum, and are payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.  For a further discussion of the restrictive covenants, see our Current Report on Form 8-K filed with the SEC on April 5, 2011.
Contractual Obligations and Commercial Commitments
     There have been no other significant changes to our contractual obligations and commercial commitments as disclosed in Item 7 in our 2010 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements within the definition of Item 303(a)(4) of SEC Regulation S-K.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this Quarterly Report.  The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in Item 7 in our 2010 Annual Report on Form 10-K.  These critical estimates, for which no significant changes have occurred in the three months ended March 31, 2011, include estimates and assumptions pertaining to:
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
Item 4. Controls and Procedures
  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
  Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Our operations are subject to a variety of risks and disputes normally incident to our business.  As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business.  However, we are not currently subject to any material lawsuits or other legal proceedings.
Item 1A. Risk Factors
     You should review our Annual Report on Form 10-K for the year ended December 31, 2010 which contains a detailed description of risk factors that may materially affect our business, financial condition, results of operations and cash flows.  Aside from the additional risk factors set forth below, there were no material changes to the risk factors previously described in Part I, Item 1A. “Risk Factors” included in our Annual Report on our Form 10-K for the year ended December 31, 2010:
We are exposed to the credit risks of Quicksilver, and other third-party customers and any material non-payment or non-performance by these customers could adversely affect our business, results of operations and financial condition and our ability to make cash distributions to our unitholders.
We are dependent on Quicksilver for the volumes that we gather and process, and are consequently subject to the risk of non-payment or non-performance by Quicksilver.  Quicksilver’s credit ratings are below investment grade, where we expect them to remain for the foreseeable future.  Accordingly, this risk is higher than it would be with a more creditworthy customer or with a more diversified group of customers.  Unless and until we significantly diversify our customer base, we expect to remain subject to non-diversified risk of non-payment or late payment of our fees.  Any material non-payment or non-performance by Quicksilver could adversely affect our business, results of operations and financial condition and our ability to make cash distributions to our unitholders.  Furthermore, Quicksilver is highly leveraged and subject to its own operating and regulatory risks, which could increase the risk that it may default on its obligations to us.
In addition, on March 31, 2011, Chesapeake announced the completion of the sale of all of its interests in approximately 487,000 net acres of leasehold and producing natural gas properties in the Fayetteville Shale play in central Arkansas to BHP.  As a result of the Chesapeake/BHP Transaction and our consummation of the Frontier Gas Acquisition, BHP has become one of our customers.  As a result, any material non-payment or non-performance by BHP could adversely affect our business, results of operations and financial condition and our ability to make cash distributions.
Our pipelines may be subject to more stringent safety regulation.
New pipeline safety legislation requiring more stringent spill reporting and disclosure obligations has been introduced in the U.S. Congress and was passed by the U.S. House of Representatives in 2010, but was not voted on in the U.S. Senate.  Similar legislation is likely to be considered in the current session of Congress, either independently or in conjunction with the reauthorization of the Pipeline Safety Act.  The U.S. Department of Transportation has also recently proposed regulations providing for more stringent oversight of pipelines and increased penalties for violations of safety rules, which is in addition to the Pipeline and Hazardous Materials Safety Administration’s (the “PHMSA”) announced intention to strengthen its rules.  Such legislative and regulatory changes could have a material effect on our operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in our business or our industry and place us at a competitive disadvantage.
As of December 31, 2010, on a pro forma basis after giving effect to the Frontier Gas Acquisition and related financings, the total outstanding principal amount of our senior long-term indebtedness would have been $483.5 million, $283.5 million of which would be secured indebtedness under our Credit Facility.
If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying scheduled expansions and capital investments; or

•	seeking to raise additional capital.
We cannot assure you that we would be able to enter into these alternative financing plans on commercially reasonable terms or at all.  However, any alternative financing plans that we undertake, if necessary, may not allow us to meet our debt obligations.  Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, results of operations, financial condition and business prospects.
Our debt could have important consequences to our unitholders.  For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal on our debt or to comply with any restrictive terms of our debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	result in an event of default if we fail to satisfy our obligations with respect to our indebtedness or fail to comply with the financial and other restrictive covenants contained in agreements governing our indebtedness, which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on any of our assets securing such debt;

•	require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	increase our cost of borrowing;

•	restrict us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limit our flexibility in planning for, or reacting to, changes in our business or industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploring;

•	impair our ability to obtain additional financing in the future; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.
In addition, if we fail to comply with the covenants or other terms of any agreements governing our debt, our lenders may have the right to accelerate the maturity of that debt and foreclose upon the collateral securing that debt.  Realization of any of these factors could adversely affect our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     Not Applicable.
Item 5. Other Information
     None.

Item 6. Exhibits:

Exhibit No.	Description

2.1	Purchase and Sale Agreement by and between Frontier Gas Services, LLC and Crestwood Midstream Partners LP, dated as of February 18, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2011)

3.1	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of April 1, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011)

4.1	Indenture, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.2	Form of Note representing all 7.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.3	Registration Rights Agreement, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and UBS Securities LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and RBS Securities Inc., as the initial purchasers. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.4	Class C Unit Registration Rights Agreement, dated April 1, 2011, by and between Crestwood Midstream Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

10.1	Class C Unit Purchase Agreement by and among Crestwood Midstream Partners LP and the purchasers named therein, dated as of February 18, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2011)

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2011

CRESTWOOD MIDSTREAM PARTNERS LP

By: CRESTWOOD GAS SERVICES GP LLC, its General Partner

By:	/s/ William G. Manias

William G. Manias
Senior Vice President – Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Sale Agreement by and between Frontier Gas Services, LLC and Crestwood Midstream Partners LP, dated as of February 18, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2011)

3.1	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of April 1, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011)

4.1	Indenture, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.2	Form of Note representing all 7.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.3	Registration Rights Agreement, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and UBS Securities LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and RBS Securities Inc., as the initial purchasers. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.4	Class C Unit Registration Rights Agreement, dated April 1, 2011, by and between Crestwood Midstream Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

10.1	Class C Unit Purchase Agreement by and among Crestwood Midstream Partners LP and the purchasers named therein, dated as of February 18, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2011)

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith