Form 10-Q
period 2011-06-30
Crestwood Midstream Partners LP
filed 2011-08-08
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the issuer’s common units and Class C units, as of the latest practicable date:

Title of Class	Outstanding as of July 29, 2011
Common Units	32,987,696
Class C Units	6,337,093

DEFINITIONS
As used in this report, unless the context otherwise requires:
“Bbl(s)” means barrel or barrels
“EBITDA” means earnings before interest, taxes, depreciation, amortization and accretion
“hp” means horsepower
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
Other commonly used terms and their definitions follow:
“Alliance Midstream Assets” means gathering and treating assets purchased from Quicksilver in January 2010 in the Alliance Airport area of Tarrant and Denton Counties, Texas
“Alliance System” means the Alliance Midstream Assets and subsequent additions
“Barnett Shale” means our Cowtown System, Lake Arlington System and Alliance System
“CMLP” means Crestwood Midstream Partners LP and our wholly owned subsidiaries, formerly known as Quicksilver Gas Services LP, which trades under the ticker symbol “CMLP”
“Credit Facility” means our senior secured credit facility, as amended, dated effective October 1, 2010
“Crestwood” means Crestwood Holdings Partners, LLC and its affiliates
“Crestwood Holdings” means Crestwood Holdings LLC and its affiliates
“Crestwood Transaction” means the sale to Crestwood by Quicksilver of all its interests in CMLP that was completed on October 1, 2010
“Exchange Act” means the Securities Exchange Act of 1934, as amended
“Fayetteville Shale System” means the pipeline, compression and treating assets located in Northwest Arkansas that were purchased in the Frontier Gas Acquisition on April 1, 2011
“Frontier” means Frontier Gas Services, LLC, a Delaware limited liability company
“Frontier Gas Acquisition” means the purchase of midstream assets in the Fayetteville Shale and Granite Wash from Frontier that was completed on April 1, 2011
“GAAP” means generally accepted accounting principles in the United States
“General Partner” means Crestwood Gas Services GP LLC, formerly known as Quicksilver Gas Services GP LLC
“Granite Wash System” means the pipeline, compression and processing assets and subsequent additions located in Roberts County, Texas, that were purchased in the Frontier Gas Acquisition on April 1, 2011
“Joinder Agreement” means the additional commitments received from certain lenders under our Credit Facility, dated April 1, 2011, which expanded the total borrowing capacity under our Credit Facility to $500 million
“Lake Arlington System” means gathering and compression assets purchased from Quicksilver in 2008 located in eastern Tarrant County, Texas
“Las Animas System” means the gathering assets acquired in February 2011, located in Eddy County, New Mexico
“Omnibus Agreement” means the Omnibus Agreement, dated October 8, 2010, among our General Partner and Crestwood
“Partnership Agreement” means the Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP, dated February 19, 2008, as amended
“Senior Notes” means the $200 million aggregate principal amount of 7.75% Senior Notes due 2019 issued by CMLP on April 1, 2011
“Quicksilver” means Quicksilver Resources Inc. and its affiliates
“SEC” means the U.S. Securities and Exchange Commission

CRESTWOOD MIDSTREAM PARTNERS LP
INDEX TO FORM 10-Q
For the Period Ended June 30, 2011

FORWARD-LOOKING INFORMATION
     Certain statements contained in this report and other materials we file with the SEC, or in other written or oral statements made or to be made by us, other than statements of historical fact, are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements and should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•	changes in general economic conditions;

•	fluctuations in natural gas prices;

•	failure or delays by our customers in achieving expected production from natural gas projects;

•	competitive conditions in our industry;

•	actions or inactions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	ability to consummate acquisitions and successfully integrate the acquired business and our ability to realize any cost savings and other synergies from such acquisitions;

•	any disruption from the Frontier Gas Acquisition making it more difficult to maintain relationships with customers, employees or suppliers;

•	fluctuations in the value of certain of our assets and liabilities;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	construction costs or capital expenditures exceeding estimated or budgeted amounts;

•	the effects of existing and future laws and governmental regulations, including environmental and climate change requirements;

•	the effects of existing or future litigation;

•	risks related to the substantial indebtedness incurred as a result of the Frontier Gas Acquisition; and

•	certain factors discussed elsewhere in this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Gathering revenue — related party	$24,515	$18,405	$47,866	$34,794
Gathering revenue	8,425	1,340	9,901	2,455
Processing revenue — related party	7,903	6,774	14,540	13,253
Processing revenue	659	675	1,175	1,431
Product sales	14,033	—	14,433	—

Total revenue	55,535	27,194	87,915	51,933

Expenses
Operations and maintenance	8,634	6,022	15,592	13,415
Product purchases	12,105	—	12,528	—
General and administrative	6,060	2,399	12,430	5,460
Depreciation, amortization and accretion	8,361	5,642	14,386	11,007

Total expenses	35,160	14,063	54,936	29,882

Operating income	20,375	13,131	32,979	22,051

Interest expense	9,819	2,945	12,825	5,623

Income from continuing operations before income taxes	10,556	10,186	20,154	16,428

Income tax provision	329	73	551	126

Net income	$10,227	$10,113	$19,603	$16,302

General partner interest in net income	$1,628	$677	$2,516	$778
Limited partners’ interest in net income	$8,599	$9,436	$17,087	$15,524

Basic income per unit:
Net income per limited partner unit — basic	$0.27	$0.33	$0.54	$0.54

Diluted income per unit:
Net income per limited partner unit — diluted	$0.22	$0.31	$0.49	$0.52

Weighted average number of common units outstanding:
Basic	32,315	28,502	31,754	28,502
Diluted	38,694	31,958	35,029	31,952
Distributions declared per unit (attributable to the period ended)	$0.46	$0.42	$0.90	$0.81
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except for unit data — Unaudited

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$551	$2
Accounts receivable	8,582	1,679
Accounts receivable — related party	26,002	23,003
Prepaid expenses and other	2,578	1,052

Total current assets	37,713	25,736

Property, plant and equipment, net	688,398	531,371
Intangible assets, net	115,471	—
Goodwill	91,168	—
Other assets	19,905	13,520

Total assets	$952,655	$570,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Capital leases	$2,652	$—
Accounts payable — related party	4,048	4,267
Accrued additions to property, plant and equipment	10,331	11,309
Accounts payable and other	17,421	2,917

Total current liabilities	34,452	18,493

Long-term debt	437,500	283,504
Long-term capital leases	5,286	—
Asset retirement obligations	10,664	9,877
Commitments and contingent liabilities (Note 13)

Partners’ capital
Common unitholders (32,987,696 and 31,187,696 units issued and outstanding at June 30, 2011 and December 31, 2010)	300,752	258,069
Class C unit holders (6,337,093 and 0 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	154,056	—
General partner	9,945	684

Total partners’ capital	464,753	258,753

	$952,655	$570,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands — Unaudited

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$19,603	$16,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,110	10,765
Accretion of asset retirement obligations	276	242
Deferred income taxes	—	126
Equity-based compensation	565	1,334
Non-cash interest expense	1,610	2,709
Changes in assets and liabilities:
Accounts receivable	(6,568)	141
Prepaid expenses and other	(1,612)	(1,011)
Accounts receivable — related party	(2,999)	(6,323)
Accounts payable — related party	(219)	—
Accounts payable and other	13,791	2,464

Net cash provided by operating activities	38,557	26,749

Investing activities:
Capital expenditures	(16,888)	(34,845)
Acquisitions, net of cash acquired	(353,966)	—
Distribution to Quicksilver for Alliance Midstream Assets	—	(80,276)

Net cash used in investing activities	(370,854)	(115,121)

Financing activities:
Proceeds from senior notes	200,000	—
Proceeds from credit facility	64,200	124,500
Repayments of credit facility	(110,204)	(23,100)
Debt issuance costs paid	(6,982)	—
Proceeds from issuance of Class C units, net	152,671	—
Proceeds from issuance of Common units, net	53,550	11,054
Contributions by partners	8,741	—
Distributions paid	(29,130)	(23,128)
Taxes paid for equity-based compensation vesting	—	(1,144)

Net cash provided by financing activities	332,846	88,182

Net cash increase (decrease)	549	(190)

Cash and cash equivalents at beginning of period	2	746

Cash and cash equivalents at end of period	$551	$556

Cash paid for interest	$7,357	$2,914
Non-cash transactions:
Working capital related to capital expenditures	10,331	12,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
In thousands — Unaudited

	Limited Partners’
	Common	Subordinated	General Partner	Total
Balance at December 31, 2009	$281,239	$3,040	$558	$284,837
Equity-based compensation	1,334	—	—	1,334
Distributions paid	(13,251)	(8,980)	(897)	(23,128)
Distributions to Quicksilver	(80,276)	—	—	(80,276)
Net income	9,253	6,271	778	16,302
Issuance of units, net of offering costs	11,054	—	—	11,054
Taxes paid for equity-based compensation vesting	(1,144)	—	—	(1,144)

Balance at June 30, 2010	$208,209	$331	$439	$208,979

	Limited Partners’
	Common	Class C	General Partner	Total
Balance at December 31, 2010	$258,069	$—	$684	$258,753
Equity-based compensation	565	—	—	565
Distributions paid	(27,134)	—	(1,996)	(29,130)
Net income	15,702	1,385	2,516	19,603
Issuance of units, net of offering costs	53,550	152,671	—	206,221
Contributions by partners	—	—	8,741	8,741

Balance at June 30, 2011	$300,752	$154,056	$9,945	$464,753

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
     As of June 30, 2011 our ownership is as follows:

	Ownership Percentage
	Crestwood	Public	Total
General partner interest	1.9%	—	1.9%
Limited partner interest:
Common unitholders	48.8%	33.5%	82.3%
Class C unitholders	0.2%	15.6%	15.8%

Total	50.9%	49.1%	100.0%

     Description of Business — We are primarily engaged in the gathering, compression, processing and treating of natural gas and the delivery of NGLs produced in the Barnett Shale, Fayetteville Shale and Granite Wash. We provide these midstream services under long-term contracts, whereby we receive fees for performing gathering, compression, processing and treating services.
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
     Changes in Presentation — Certain changes have been made to the 2010 financial statements for presentations adopted in 2011. The amount of the change is approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2010, respectively, from operations and maintenance expense to general and administrative expense.
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
     Fair Value of Financial Instruments — The fair value of cash and cash equivalents, accounts receivable and long-term debt approximate their carrying amounts as of June 30, 2011.
     Revenue Recognition — Our primary service offerings are the gathering and processing of natural gas. We have fixed-fee contracts under which we receive revenue based on the volume of natural gas gathered and processed. We also have percent-of-proceeds contracts where we receive revenue based on the value of products sold to third parties which we classify as Product Sales. We recognize revenue when all of the following criteria are met:
•	persuasive evidence of an exchange arrangement exists;

•	services have been rendered;

•	the price for its services is fixed or determinable; and

•	collectability is reasonably assured.

     Segment Information — Our operations include three reportable operating segments. These operating segments reflect the way we manage our operations and make decisions. Our business segments reflect the areas in which we operate and consist of the Barnett Shale, the Fayetteville Shale and the Granite Wash. These business segments are engaged in the gathering, compression, processing and treating of natural gas and delivery of NGLs.
     Net Income per Limited Partner Unit — The following is a reconciliation of the components of the basic and diluted net income per limited partner per unit calculations for the three and six months ended June 30, 2011 and 2010. There have not been any units excluded due to being anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands, except per unit data)
Limited partners’ interest in net income	$8,599	$9,436	$17,087	$15,524
Impact of interest on subordinated note to Quicksilver (1)	—	627	—	1,213

Income available assuming conversion of convertible debt	$8,599	$10,063	$17,087	$16,737

Weighted-average common units — basic	32,315	28,502	31,754	28,502
Effect of unvested phantom units and Class C units	6,379	517	3,275	517
Effect of subordinated note to Quicksilver (1)	—	2,939	—	2,933

Weighted-average common units — diluted	38,694	31,958	35,029	31,952

Basic earnings per unit:
Net income per limited partner unit — basic	$0.27	$0.33	$0.54	$0.54

Diluted earnings per unit:
Net income per limited partner unit — diluted	$0.22	$0.31	$0.49	$0.52
Conversion price (1)	N/A	$19.38	N/A	$19.42

(1)	Assumes that convertible debt is converted using the lesser of average closing price per unit or final closing price on June 30, 2010. See Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for a more complete description of our subordinated note that terminated during the fourth quarter of 2010.
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
3. ACQUISITIONS
     Effective February 1, 2011, we acquired natural gas gathering pipelines located in the Morrow/Atoka area and near the emerging Avalon Shale and Bone Spring trends in Southeastern New Mexico for $5.1 million from a group of independent producers. The pipelines, which we refer to as the Las Animas System, are supported by long-term, primarily fixed-fee contracts which include existing Morrow/Atoka production. The Avalon Shale is a liquids-rich oil and gas producing formation that is part of the Permian Basin located in West Texas.
     Las Animas System
The Las Animas System, located in Eddy County, New Mexico, in the Morrow/Atoka area and near the emerging Avalon Shale and Bone Spring trends in Southeastern New Mexico, consists of natural gas gathering pipelines that deliver gas to El Paso Natural Gas and Southern Union Gas Services. The Las Animas System is reflected in the Barnett Shale for segment reporting.
     On April 1, 2011, we completed the Frontier Gas Acquisition including assets in the Fayetteville Shale and the Granite Wash for a purchase price of $338 million, subject to adjustments, with an additional $15 million to be paid to Frontier if certain operational objectives are met within six months of the closing date. The Fayetteville Shale is a dry gas formation in the Arkoma basin located in Northwest Arkansas. The Granite Wash is a liquids-rich oil and gas producing formation in the Anadarko basin located in the Texas Panhandle.

     Fayetteville Shale System
The Fayetteville Shale System, located in Northwest Arkansas, consists of high pressure and low pressure gathering pipelines with a capacity of approximately 510 MMcfd, treating capacity of approximately 165 MMcfd and approximately 35,000 hp of compression. This system interconnects with multiple interstate pipelines and are supported by long-term, primarily fixed-fee contracts with producers in the core of the Fayetteville Shale, with initial terms through 2020 with five year extensions.
•	Twin Groves / Prairie Creek / Woolly Hollow System. Located in Conway and Faulkner Counties, Arkansas and consists of a gathering system and a related gas compression facility with a capacity of 350 MMcfd and a dehydration and treating facility with capacity of 165 MMcfd. This system gathers natural gas produced by BHP Billiton Petroleum, a wholly owned subsidiary of BHP Billiton Limited (“BHP”) / BP p.l.c. (“BP”) and XTO Energy, Inc., a subsidiary of Exxon Mobil Corporation (“ExxonMobil”), and interconnects with interstate pipelines of Boardwalk Gas Transmission, Ozark Gas Transmission and Fayetteville Express Pipeline.

•	Rose Bud System. Located in White County, Arkansas and consists of a gathering system and a related gas compression facility with a capacity of 60 MMcfd. This system gathers natural gas produced by BHP / BP and ExxonMobil, and interconnects with Ozark Gas Transmission.

•	Wilson Creek System. Located in Van Buren County, Arkansas and consists of a gathering system and a related compression facility with a capacity of 100 MMcfd. This system gathers natural gas produced by BHP and SH Exploration and interconnects with Ozark Gas Transmission.
     Granite Wash System
The Granite Wash System located in Roberts County, Texas, consists of a gathering system and NGL pipeline system, approximately 9,000 hp of compression, and the Indian Creek Plant consisting of a 36 MMcfd natural gas processing unit that extracts NGLs from the natural gas stream. This system gathers natural gas produced by Chesapeake Energy Corporation and others and delivers NGLs to the Mid-America Pipeline for ultimate delivery to the Mt. Belvieu or Conway NGL market centers. Residue gas is delivered into ANR Pipeline Company.
     The final purchase price allocation is pending the finalization of appraisal valuations of certain tangible and intangible assets acquired, which may result in an adjustment to the preliminary purchase price allocation. The preliminary purchase price allocation is as follows ($ in thousands):

Purchase Price:
Total purchase price	$348,867

Preliminary Purchase Price Allocation:
Accounts receivable	335
Prepaid expenses and other	750
Capital lease asset	8,587
Property, plant and equipment	140,683
Intangible assets	116,200
Other assets	178

Total assets	$266,733

Current portion of capital leases	2,576
Other payables	64
Capital leases	6,011
Asset Retirement Obligations	383

Total liabilities	$9,034

Goodwill	$91,168

     The $338 million purchase price, subject to adjustment, paid at closing was financed through a combination of equity and debt as described in Notes 4 and 7 to our condensed consolidated interim financial statements in this Quarterly Report. The total purchase price paid of $349 million also includes $8 million in capital spend and $3 million of inventory purchased. Transaction costs for the three months ended June 30, 2011 were $3.6 million of which $1.1 was recorded in general and administrative expense and $2.5 million was recorded in interest expense.
     The following is the presentation as if we had owned the Fayetteville and Granite Wash Systems for the three and six month periods ended June 30, 2010 and for six months ended June 30, 2011:

	Three Months Ended June 30, 2010
	Crestwood
	Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined
		(In thousands)
Revenue	$27,194	$16,430	$43,624
Operating expenses	(14,063)	(10,762)	(24,825)

Operating income	$13,131	$5,668	$18,799

Basic earnings per limited partner unit:	$0.33	$0.20	$0.53
Diluted earnings per limited partner unit:	$0.31	$0.17	$0.48

	Six Months Ended June 30, 2010
	Crestwood
	Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined
		(In thousands)
Revenue	$51,933	$31,730	$83,663
Operating expenses	(29,882)	(21,170)	(51,052)

Operating income	$22,051	$10,560	$32,611

Basic earnings per limited partner unit:	$0.54	$0.36	$0.90
Diluted earnings per limited partner unit:	$0.52	$0.33	$0.85

	Six Months Ended June 30, 2011
	Crestwood
	Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined
		(In thousands)
Revenue	$87,915	$17,002	$104,917
Operating expenses	(54,936)	(12,420)	(67,356)

Operating income	$32,979	$4,582	$37,561

Basic earnings per limited partner unit:	$0.54	$0.14	$0.68
Diluted earnings per limited partner unit:	$0.49	$0.13	$0.62
4. PARTNERS’ CAPITAL AND DISTRIBUTIONS
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
     In connection with the issuance of the Class C units, our General Partner made an additional capital contribution of $8.7 million to us in exchange for us issuing an additional 293,948 general partner units, increasing the General Partner interest in us to 2%.
     On May 4, 2011, we completed a public offering of 1,800,000 common units, representing limited partner interests, in us under an existing shelf registration statement at a price of $30.65 per common unit ($29.75 per common unit, net of underwriting discounts and commissions), providing net proceeds of approximately $53 million. The net proceeds from the offering were used to reduce our indebtedness under our Credit Facility and for general partnership purposes. In connection with the issuance of the common units, our General Partner did not make an additional capital contribution resulting in a reduction of the General Partner’s interest in us to approximately 1.9%.
     Our Partnership Agreement requires that we make distributions within 45 days after the end of each quarter to unitholders of record on the applicable record date selected by the General Partner.
     The following table presents distributions attributable to quarters ended in 2011 and 2010:

	Attributable to the	Per Unit	Total Cash	PIK Units to Class		Total IDR
Payment Date	Quarter Ended	Distribution	Distribution	C unitholders	Total	Distribution
			(In millions)
Pending Distributions
August 12, 2011	June 30, 2011	$0.46	$16.8	$3.1	$19.9	$1.5
Completed Distributions
2011
May 13, 2011	March 31, 2011	$0.44	$14.8	$2.9	$17.7	$0.8
February 11, 2011	December 31, 2010	$0.43	$14.3	$—	$14.3	$0.7
2010
November 12, 2010	September 30, 2010	$0.42	$13.9	$—	$13.9	$0.6
August 13, 2010	June 30, 2010	$0.42	$12.7	$—	$12.7	$0.5
May 14, 2010	March 31, 2010	$0.39	$11.6	$—	$11.6	$0.3
     Cash distribution included amounts paid to common and subordinated unitholders. Beginning with the distributions starting with the quarter ended December 31, 2010, we no longer have any subordinated units due to the conversion of all subordinated units into common units. See Note 13 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for a more complete description of our conversion of the subordinated units. We have the option to pay distributions to our Class C unitholders with cash or by issuing additional Class C units based upon the volume weighted average price of our limited partner units for the 10 trading days immediately preceding the date the distribution is declared. For the distribution that was paid May 13, 2011, attributable to the quarter ended March 31, 2011, we issued 94,093 additional Class C units. For the distribution that will be paid August 12, 2011, attributable to the quarter ended June 30, 2011, approximately 115,141 additional Class C units will be issued.
5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Gathering systems	$269,887	$158,975
Processing plants and compression facilities	410,589	365,208
Construction in progress — gathering	23,140	26,385
Rights-of-way and easements	47,565	32,054
Land	4,511	4,251
Buildings and other	5,083	3,494

	760,775	590,367
Accumulated depreciation	(72,377)	(58,996)

Net property, plant and equipment	$688,398	$531,371

     With the Frontier Gas Acquisition we have leased compressors which are accounted for as capital leases for a total of $8.6 million less accumulated amortization of $0.7 million as of June 30, 2011.
6. INTANGIBLE ASSETS AND GOODWILL
     Intangible assets consist of gas contracts. The following table summarizes the intangibles and goodwill associated with the purchase of the Frontier Gas Acquisition.

		Accumulated	Net Book
	Cost	Amortization	Value
		(In thousands)
Intangibles — subject to amortization:
Gas contracts	$116,200	$729	$115,471

Intangibles — not subject to amortization:
Goodwill	91,168	—	91,168

	$207,368	$729	$206,639

The intangible assets have useful lives of 6 to 17 years. Amortization expense recorded for the three and six months ended June 30, 2011 was approximately $0.7 million. The expected amortization of the intangible assets is as follows:
Years Ending (in thousands)

2011 (remaining)	$1,458
2012	4,370
2013	5,870
2014	7,151
2015	8,016
Thereafter	88,606

Total	$115,471

7. DEBT
     Debt consisted of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Credit Facility	$237,500	$283,504
Senior Notes	200,000	—

	437,500	283,504
Current maturities of debt	—	—

Total	$437,500	$283,504

     Credit Facility — At June 30, 2011, we had $237.5 million outstanding under our $500 million Credit Facility at the weighted-average interest rate of 3.1%. Borrowings under the Credit Facility bear interest at LIBOR plus an applicable margin or a base rate as defined in the credit agreement. Under the terms of the Credit Facility, the applicable margin under LIBOR borrowings is 2.75%. On April 1, 2011, we entered into a Joinder Agreement with certain lenders of our Credit Facility, which expanded our borrowing capacity from $400 million to $500 million. See Note 7 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for a more complete description of our indebtedness.
     The Credit Facility contains provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations. As of June 30, 2011, we were in compliance with our financial covenants.
     Bridge Loans — In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million. The commitment was not drawn and was terminated on April 1, 2011 in connection with the closing of the Senior Notes described below. We recognized $2.5 million of commitment fees in the second quarter of 2011, which is included in interest expense, related to the bridge loans.
     Senior Notes — On April 1, 2011, we issued the Senior Notes. Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries. The proceeds were used to partially finance the Frontier Gas Acquisition. Interest on the Senior Notes accrues at a rate of 7.75% per annum, and is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.

     Our Senior Notes requires us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in the senior notes indenture) to fixed charges of at least 1.75 to 1.0. As of June 30, 2011, we were in compliance with this covenant.
8. ACCOUNTS PAYABLE AND OTHER
     Accounts payable and other consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Accrued operating expenses	$3,099	$758
Accrued property taxes	2,728	—
Product purchases payable	4,330	—
Compensation and benefits payable	1,485	—
Tax payable	650	280
Legal services	—	176
Consulting services	—	802
Interest payable	4,653	726
Other	476	175

	$17,421	$2,917

9. CAPITAL LEASES
     With the Frontier Gas Acquisition we have leased compressors which are accounted for as capital leases. The total liability outstanding at June 30, 2011 related to these leases is $7.9 million. Future minimum lease payments of capital leases (in thousands):
     Years Ending

2011 (remaining)	$1,431
2012	2,860
2013	2,860
2014	1,161

Total payments	8,312
Imputed Interest	(374)

Present value of future payments	$7,938

10. ASSET RETIREMENT OBLIGATIONS
     Activity for asset retirement obligations is as follows (in thousands):

Asset retirement obligations as of December 31, 2010	$9,877
Incremental liability	511
Accretion expense	276

Asset retirement obligations as of June 30, 2011	$10,664

As of June 30, 2011, no assets are legally restricted for use in settling asset retirement obligations.
11. EQUITY-BASED COMPENSATION
     Awards of phantom units have been granted under our Third Amended and Restated 2007 Equity Plan (the “2007 Equity Plan”). The following table summarizes information regarding 2011 phantom unit activity:

	Payable in cash		Payable in units
		Weighted		Weighted
		Average Grant		Average Grant
	Units	Date Fair Value	Units	Date Fair Value
Unvested phantom units — January 1, 2011	—	$—	121,526	$27.11
Vested	—	—	—	—
Issued	3,012	28.85	18,391	27.73
Cancelled	—	—	(14,820)	27.11

Unvested phantom units — June 30, 2011	3,012	$28.85	125,097	$27.20

     At January 1, 2011, we had total unvested compensation cost of $2.6 million related to phantom units. We recognized compensation expense of approximately $0.6 million during the six months ended June 30, 2011. Grants of phantom units during the six months ended June 30, 2011 had an estimated grant date fair value of $0.6 million. We had unearned compensation expense of $2.6 million at June 30, 2011, which is generally expected to be recognized over the vesting period of three years except for grants to non-employee directors of our General Partner in lieu of cash compensation, which vest after one year. No phantom units vested during the six months ended June 30, 2011. At June 30, 2011, 636,909 units were available for issuance under the 2007 Equity Plan.
     See Note 11 to the consolidated financial statements in our 2010 Annual Report on Form 10-K, for a more complete description of our 2007 Equity Plan.
12. INCOME TAXES
     No provision for federal income taxes is included in our results of operations as such income is taxable directly to the partners holding interests in us.
     We are subject to Texas Margin tax, our current tax liability will be assessed based on 0.7% of the gross revenue apportioned to Texas.
     See Note 10 to the consolidated financial statements in our 2010 Annual Report on Form 10-K for more information about our income taxes.
13. COMMITMENTS AND CONTINGENT LIABILITIES
     Litigation — At June 30, 2011, we are not currently subject to any material lawsuits or other legal proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition or for which disclosure is required by Item 103 of Regulation S-K.
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
     Environmental Compliance — Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, we are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At June 30, 2010, we had recorded no liabilities for environmental matters.
     With the Frontier Gas Acquisition, we agreed to pay to Frontier up to an additional $15 million if certain commercial objectives are met within six months of the closing date.
14. RELATED-PARTY TRANSACTIONS
     We routinely conduct business with Quicksilver and its affiliates. For a more complete description of our agreements with Quicksilver, see Notes 2 and 12 to the consolidated financial statements in our 2010 Annual Report on Form 10-K.
     During the quarter and six months ended June 30, 2011, Quicksilver accounted for 58% and 71%, respectively of our total revenue. Approximately 10% of our gathered volumes for the six months ended June 30, 2011 are comprised of natural gas purchased by Quicksilver from Eni SpA and gathered under Quicksilver’s Alliance System gathering agreement.
     With the purchase of the Alliance Midstream Assets, we also entered into an agreement with Quicksilver to lease pipeline assets attached to the Alliance System that we did not purchase. We have recognized $0.3 million of expense related to this agreement during the six months ended June 30, 2011.
15. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
     On April 1, 2011, we issued the Senior Notes. Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries. Condensed consolidated financial information for CMLP is presented below:
Condensed Consolidated Statements of Income

	For the Three Months Ended June 30, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$55,535	$—	$55,535
Operating expenses	6,070	29,090	—	35,160

Operating income	(6,070)	26,445	—	20,375

Interest expense	9,754	65	—	9,819

Income before income tax	(15,824)	26,380	—	10,556
Income tax provision	—	329	—	329

Net income before equity in net earnings of subsidiaries	(15,824)	26,051	—	10,227
Equity in net earnings of subsidiaries	26,051	—	(26,051)	—

Net Income	$10,227	$26,051	$(26,051)	$10,227

	For the Three Months Ended June 30, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$27,194	$—	$27,194
Operating expenses	2,399	11,664	—	14,063

Operating income	(2,399)	15,530	—	13,131

Interest expense	2,945	—	—	2,945

Income before income tax	(5,344)	15,530	—	10,186
Income tax provision	—	73	—	73

Net income before equity in net earnings of subsidiaries	(5,344)	15,457	—	10,113
Equity in net earnings of subsidiaries	15,457	—	(15,457)	—

Net Income	$10,113	$15,457	$(15,457)	$10,113

	For the Six Months Ended June 30, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$87,915	$—	$87,915
Operating expenses	12,442	42,494	—	54,936

Operating income	(12,442)	45,421	—	32,979

Interest expense	12,760	65	—	12,825

Income before income tax	(25,202)	45,356	—	20,154
Income tax provision	—	551	—	551

Net income before equity in net earnings of subsidiaries	(25,202)	44,805	—	19,603
Equity in net earnings of subsidiaries	44,805	—	(44,805)	—

Net Income	$19,603	$44,805	$(44,805)	$19,603

	For the Six Months Ended June 30, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$51,933	$—	$51,933
Operating expenses	5,460	24,422	—	29,882

Operating income	(5,460)	27,511	—	22,051

Interest expense	5,623	—	—	5,623

Income before income tax	(11,083)	27,511	—	16,428
Income tax provision	—	126	—	126

Net income before equity in net earnings of subsidiaries	(11,083)	27,385	—	16,302
Equity in net earnings of subsidiaries	27,385	—	(27,385)	—

Net Income	$16,302	$27,385	$(27,385)	$16,302

Condensed Consolidated Balance Sheet

	June 30, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$344,367	$43,980	$(350,634)	$37,713
Properties, plant and equipment — net	10,893	677,505	—	688,398
Intangible assets, net	—	115,471	—	115,471
Goodwill	—	91,168	—	91,168
Investment in subsidiaries	560,054	—	(560,054)	—
Other assets	19,097	808	—	19,905

Total assets	$934,411	$928,932	$(910,688)	$952,655

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$32,158	$352,928	$(350,634)	$34,452
Long-term liabilities	437,500	15,950	—	453,450
Partners’ capital	464,753	560,054	(560,054)	464,753

Total liabilities and partners’ capital	$934,411	$928,932	$(910,688)	$952,655

	December 31, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets	$291,637	$23,843	$(289,744)	$25,736
Properties, plant and equipment — net	11,142	520,229	—	531,371
Investment in subsidiaries	228,587	—	(228,587)	—
Other assets	12,890	630	—	13,520

Total assets	$544,256	$544,702	$(518,331)	$570,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$1,999	$306,238	$(289,744)	$18,493
Long-term liabilities	283,504	9,877	—	293,381
Partners’ capital	258,753	228,587	(228,587)	258,753

Total liabilities and partners’ capital	$544,256	$544,702	$(518,331)	$570,627

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended June 30, 2011
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Net cash provided by operating activities	$(33,278)	$71,835	$—	$38,557

Capital expenditures	—	(16,888)	—	(16,888)
Acquisitions, net of cash acquired		(353,966)		(353,966)

Net cash provided by investing activities	—	(370,854)	—	(370,854)

Proceeds from Senior Notes	200,000	—	—	200,000
Proceeds from Credit Facility	64,200	—	—	64,200
Repayments of Credit Facility	(110,204)	—	—	(110,204)
Debt issuance costs paid	(6,982)	—	—	(6,982)
Proceeds from issuance of equity	206,221	—	—	206,221
Contributions by other partners	8,741	—	—	8,741
Distributions to unitholders	(29,130)	—	—	(29,130)
Advances to Affiliates	38,770	(38,770)	—	—

Net cash (used in) provided by financing activities	371,616	(38,770)	—	332,846

Net cash increase (decrease)	338,338	(337,789)	—	549
Cash and cash equivalents at beginning of period	2	—	—	2

Cash or cash equivalents at end of period	$338,340	$(337,789)	$—	$551

	For the Six Months Ended June 30, 2010
				Crestwood
	Crestwood	Restricted		Midstream
	Midstream	Guarantor		Partners LP
	Partners LP	Subsidiaries	Eliminations	Consolidated

	(in thousands)
Net cash (used in) provided by operating activities	$(6,272)	$33,021	$—	$26,749

Capital expenditures	—	(34,845)	—	(34,845)
Distributions to Quicksilver for Alliance Midstream Assets	—	(80,276)	—	(80,276)

Net cash used in investing activities	—	(115,121)	—	(115,121)

Proceeds from Credit Facility	124,500	—	—	124,500
Repayments of Credit Facility	(23,100)	—	—	(23,100)
Proceeds from issuance of equity	11,088	—	—	11,088
Equity issuance cost paid	(34)	—	—	(34)
Distributions to unitholders	(23,128)	—	—	(23,128)
Taxes paid for equity-based compensation vesting	(1,144)	—	—	(1,144)
Advances to Affiliates	135,885	(135,885)		—

Net cash (used in) provided by financing activities	224,067	(135,885)	—	88,182

Net cash increase (decrease)	217,795	(217,985)	—	(190)
Cash and cash equivalents at beginning of period	746	—		746

Cash or cash equivalents at end of period	$218,541	$(217,985)	$—	$556

16. SEGMENT INFORMATION
     Our operations include three reportable operating segments. These operating segment’s reflect the way we manage our operations and make decisions. We evaluate the performance of our operating segments based on EBITDA. Our business segments reflect the areas in which we operate and consist of the Barnett Shale, the Fayetteville Shale and the Granite Wash. These business segments are engaged in the gathering, compression, processing and treating of natural gas and delivery of NGLs.
     The following tables summarize the reportable segment data for the three and six month periods ending June 30, 2011 and June 30, 2010:

	Three Months Ended June 30, 2011
	Barnett	Fayetteville	Granite
	Shale	Shale	Wash	Corporate	Total
	(In thousands)
Revenue	$3,498	$7,083	$12,536	$—	$23,117
Revenue — related party	32,418	—	—	—	32,418

Total revenues	$35,916	$7,083	$12,536	$—	$55,535

Operations and maintenance expense	5,744	2,391	499	—	8,634
Product purchases	1,072	559	10,474	—	12,105
General and administrative expense	—	—	—	6,060	6,060

EBITDA	29,100	4,133	1,563	(6,060)	28,736
Depreciation, amortization and accretion expense	6,250	1,710	391	10	8,361

Operating income	$22,850	$2,423	$1,172	$(6,070)	$20,375

Goodwill	$—	$73,845	$17,323	$—	$91,168
Total assets	$561,789	$291,306	$79,099	$20,461	$952,655
Capital Expenditures	$3,843	$2,328	$2,741	$—	$8,912

	Three Months Ended June 30, 2010
	Barnett	Fayetteville	Granite
	Shale	Shale	Wash	Corporate	Total
	(In thousands)
Revenue	$2,015	$—	$—	$—	$2,015
Revenue — related party	25,179	—	—	—	25,179

Total revenues	$27,194	$—	$—	$—	$27,194

Operations and maintenance expense	6,022	—	—	—	6,022
Product purchases	—	—	—	—	—
General and administrative expense	—	—	—	2,399	2,399

EBITDA	21,172	—	—	(2,399)	18,773
Depreciation, amortization and accretion expense	5,642	—	—	—	5,642

Operating income	$15,530	$—	$—	$(2,399)	$13,131

Total assets	$513,690	$—	$—	$2,512	$516,202
Capital Expenditures	$17,682	$—	$—	$—	$17,682

	Six Months Ended June 30, 2011
	Barnett	Fayetteville	Granite
	Shale	Shale	Wash	Corporate	Total
	(In thousands)
Revenue	$5,890	$7,083	$12,536	$—	$25,509
Revenue — related party	62,406	—	—	—	62,406

Total revenues	$68,296	$7,083	$12,536	$—	$87,915

Operations and maintenance expense	12,702	2,391	499	—	15,592
Product purchases	1,495	559	10,474	—	12,528
General and administrative expense	—	—	—	12,430	12,430

EBITDA	54,099	4,133	1,563	(12,430)	47,365
Depreciation, amortization and accretion expense	12,273	1,710	391	12	14,386

Operating income	$41,826	$2,423	$1,172	$(12,442)	$32,979

Goodwill	$—	$73,845	$17,323	$—	$91,168
Total assets	$561,789	$291,306	$79,099	$20,461	$952,655
Capital Expenditures	$11,819	$2,328	$2,741	$—	$16,888

	Six Months Ended June 30, 2010
	Barnett	Fayetteville	Granite
	Shale	Shale	Wash	Corporate	Total
	(In thousands)
Revenue	$3,886	$—	$—	$—	$3,886
Revenue — related party	48,047	—	—	—	48,047

Total revenues	$51,933	$—	$—	$—	$51,933

Operations and maintenance expense	13,415	—	—	—	13,415
Product purchases	—	—	—	—	—
General and administrative expense	—	—	—	5,460	5,460

EBITDA	38,518	—	—	(5,460)	33,058
Depreciation, amortization and accretion expense	11,007	—	—	—	11,007

Operating income	$27,511	$—	$—	$(5,460)	$22,051

Total assets	$513,690	$—	$—	$2,512	$516,202
Capital Expenditures	$34,845	$—	$—	$—	$34,845

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
Overview
     We are a growth-oriented publicly traded Delaware master limited partnership engaged in gathering, compression, processing and treating of natural gas and delivery of NGLs produced in the Barnett Shale, Fayetteville Shale and in Granite Wash. We began operations in 2004 to provide midstream services primarily to Quicksilver as well as to other natural gas producers in the Barnett Shale. During the quarter and six months ended June 30, 2011, approximately 74% and 82%, respectively, of our total gathering volumes were comprised of natural gas owned or controlled by Quicksilver. Approximately 10% of our gathered volumes are comprised of natural gas purchased by Quicksilver from Eni SpA and gathered under Quicksilver’s Alliance System gathering agreement.
Our Operations
     Our results of operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather, process, compress and treat natural gas pursuant primarily to long term, fixed fee-based contracts. However, a prolonged low commodity price environment could result in our customers reducing their production volumes which would cause a decrease in our revenue. All of our natural gas volumes gathered and processed in the Barnett Shale, Fayetteville Shale and Granite Wash during the quarter and six months ended June 30, 2011 were subject to a mixture of percent-of-proceeds and fee-based contracts.
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

2011 Recent Developments
Las Animas Acquisition — Effective February 1, 2011, we acquired approximately 46 miles of natural gas gathering pipelines located in the Morrow/Atoka area and near the emerging Avalon Shale and Bone Spring trends in Southeastern New Mexico for $5.1 million from a group of independent producers. The pipelines are supported by long-term, fixed-fee contracts which include existing Morrow/Atoka production and dedications of approximately 57,000 acres.
Bridge Loans — In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million. On April 1, 2011, the commitment was not drawn and was terminated in connection with the closing of the Senior Notes described below. We recognized $2.5 million of commitment fees in the second quarter of 2011, which is included in interest expense, related to the bridge loans.
Frontier Gas Acquisition — On April 1, 2011, the Partnership completed the previously announced Frontier Gas Acquisition for a purchase price of approximately $338 million, with an additional $15 million to be paid to Frontier if certain operational objectives are met within six months of the closing date. The $338 million purchase price paid at closing was financed through a combination of equity and debt as described in Notes 4 and 7 to our condensed consolidated interim financial statements in this Quarterly Report.
The Fayetteville Shale System, located in Northwest Arkansas, consists of approximately 127 miles of high pressure and low pressure gathering pipelines with capacity of approximately 510 MMcfd, treating capacity of approximately 165 MMcfd and approximately 35,000 hp of compression. The Fayetteville Shale System which interconnects with multiple interstate pipelines are supported by long-term, fixed-fee contracts with producers who have dedicated approximately 100,000 acres in the core of the Fayetteville Shale System to Frontier. These contracts have initial terms that extend through 2020 with a five year extension.
The Granite Wash System, located in the Texas Panhandle, consist of a 28 mile pipeline system and a 36 MMcfd natural gas processing unit. This area has emerged as a highly economic liquids-rich natural gas play with active drilling programs and the Granite Wash System is supported by long-term contracts. We have made progress payments for a delivery of a second processing plant with 60 MMcfd of capacity to support growth in volumes from this region.
With the completion of the Frontier Gas Acquisition, we own and/or operate over 700 miles of natural gas gathering pipelines, and NGL, gas lift, residue and production lines.
Class C Units — On April 1, 2011, we issued 6,243,000 Class C units, representing limited partner interests in us, in a private placement. The negotiated purchase price for the Class C units was $24.50 per unit, resulting in net proceeds to us of approximately $153 million used to finance a portion of our Frontier Gas Acquisition. The Class C units are substantially similar in all respects to our existing common units, representing limited partner interests, except that we can elect to pay distributions for our Class C units through the issuance of additional Class C units or cash. The Class C units will convert into common units on a one-for-one basis on April 1, 2013.
In connection with the issuance of the Class C units, our General Partner made an additional capital contribution of $8.7 million to us in exchange for an additional 293,948 general partner units, increasing the General Partner interest in us to 2%.
Senior Notes — On April 1, 2011, we issued the Senior Notes. Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries. The proceeds were used to partially finance the Frontier Gas Acquisition. Interest on the Senior Notes accrues at a rate of 7.75% per annum, and is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.
Joinder Agreement to Credit Facility — On April 1, 2011, we entered into a Joinder Agreement with certain lenders under our Credit Facility, which expanded our borrowing capacity from $400 million to $500 million.
Offering of Common Units — On May 4, 2011, we completed a public offering of 1,800,000 common units, representing limited partner interests in us, under an existing shelf registration statement at a price of $30.65 per common unit ($29.75 per common unit, net of underwriting discounts and commissions), providing net proceeds of approximately $53 million. The net proceeds from the offering were used to reduce our indebtedness under our Credit Facility and for general partnership purposes. In connection with the issuance of the common units, our General Partner did not make an additional capital contribution resulting in a reduction of our General Partner’s interest in us to approximately 1.9%.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
     The following discussion compares the results of operations for the three months ended June 30, 2011 to the three months ended June 30, 2010, which we refer to as the 2011 quarter and the 2010 quarter, respectively.

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Total revenues	$55,535	$27,194
Operations and maintenance expense	8,634	6,022
Product purchases	12,105	—
General and administrative expense	6,060	2,399

EBITDA	28,736	18,773
Depreciation, amortization and accretion expense	8,361	5,642
Interest expense	9,819	2,945
Income tax provision	329	73

Net income	$10,227	$10,113

The following table summarizes our volumes:

	Gathering		Processing
	2011	2010	2011	2010
		(MMcf)
Barnett Shale	42,046	29,609	13,093	11,494
Fayetteville Shale System	7,334	—	—	—
Granite Wash System	1,538	—	1,466	—

Total	50,918	29,609	14,559	11,494

The following table summarizes the changes in our revenue:

	Gathering	Processing	Product Sales	Total
		(In thousands)
Revenue for the three months ended June 30, 2010	$19,745	$7,449	$—	$27,194
Volume changes	14,210	1,987	—	16,197
Price changes	(1,015)	(874)	14,033	12,144

Revenue for the three months ended June 30, 2011	$32,940	$8,562	$14,033	$55,535

     Total Revenue and Volumes — Operations related to the Fayetteville Shale System contributed $7.1 million to gathering revenue. Operations related to Granite Wash System contributed $12.5 million to revenue primarily related to product sales, which is products sold to third parties. The increase in revenue related to the Barnett Shale was $8.7 million due to increased volumes on all the systems.
     Operations and Maintenance Expense — The increase in operations and maintenance expense of $2.6 million was from the Frontier Gas Acquisition offset by lower costs in the Barnett Shale due to lower head count and lower operation costs at the facilities.
     Product purchases — The increase in product purchases of $12.1 million is due to the Frontier Gas Acquisition for gas purchased from local producers, related to percent-of-proceeds contracts, primarily related to the Granite Wash System.
     General and Administrative Expense — The increase in general and administrative expense was primarily due to transaction costs associated with the Frontier Gas Acquisition, an increase in compensation and benefits costs, costs of a new corporate location and costs related to professional services. Transaction costs related to the Crestwood Transaction and Frontier Gas Acquisition amounted to approximately $1.1 million for the 2011 quarter. General and administrative expense includes $0.2 million and $0.6 million of equity-based compensation expense for the quarters ended June 30, 2011 and 2010, respectively.
     EBITDA — EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenue, EBITDA has decreased from 69% of revenues in the 2010 quarter to 52% in the 2011 quarter. Increases in revenues and expenses include product sales and product purchases primarily related to the Granite Wash System, which decreases EBITDA as a percent of revenue. Barnett Shale’s increased EBITDA from 78% to 81% of revenues is primary due to higher revenues offset by product purchases. Fayetteville Shale and Granite Wash’s EBITDA is 58% and 12%, respectively, of revenue for the 2011 quarter.

     Depreciation, Amortization and Accretion Expense — Depreciation, amortization and accretion expense increased primarily as a result of the Frontier Gas Acquisition and the continuing expansion of our Barnett Shale asset base. The Fayetteville Shale and Granite Wash contributed $1.7 million and $0.4 million, respectively, to depreciation, amortization and accretion expense.
     Interest Expense — Interest expense increased primarily due to the increases in the borrowings under our Credit Facility, which were principally used to fund capital projects, the addition of the Senior Notes and the expenses related to the commitments of the Bridge Loans. These increases were partially offset by the termination of the subordinated note in October 2010.
The following table summarizes the details of interest expense for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Interest:
Revolving Credit Facility	$3,195	$2,308
Senior Notes	4,091	—
Bridge Loan	2,500	—
Capital lease interest	65	—
Subordinated note to Quicksilver	—	637

Total	9,851	2,945
Less interest capitalized	(32)	—

Interest expense	$9,819	$2,945

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
     The following discussion compares the results of operations for the six months ended June 30, 2011 to the six months ended June 30, 2010, which we refer to as the 2011 period and the 2010 period, respectively.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Total revenues	$87,915	$51,933
Operations and maintenance expense	15,592	13,415
Product purchases	12,528	—
General and administrative expense	12,430	5,460

EBITDA	47,365	33,058
Depreciation, amortization and accretion expense	14,386	11,007
Interest expense	12,825	5,623
Income tax provision	551	126

Net income	$19,603	$16,302

The following table summarizes our volumes:

	Gathering		Processing
	2011	2010	2011	2010
		(MMcf)
Barnett Shale	81,447	55,406	24,053	22,738
Fayetteville Shale System	7,334	—	—	—
Granite Wash System	1,538	—	1,466	—

Total	90,319	55,406	25,519	22,738

The following table summarizes the changes in our revenue:

	Gathering	Processing	Product Sales	Total
		(In thousands)
Revenue for the six months ended June 30, 2010	$37,249	$14,684	$—	$51,933
Volume changes	23,472	1,796	—	25,268
Price changes	(2,954)	(765)	14,433	10,714

Revenue for the six months ended June 30, 2011	$57,767	$15,715	$14,433	$87,915

     Total Revenue and Volumes — Operations related to the Fayetteville Shale System contributed $7.1 million to gathering revenue. Operations related to Granite Wash System contributed $12.5 million to revenue primarily related to product sales, which is products sold to third parties. The increase in revenue related to the Barnett Shale was $16.4 million due to increased volumes on all the systems.
     Operations and Maintenance Expense — The increase in operations and maintenance expense of $2.2 million was from the Frontier Gas Acquisition offset by lower costs in the Barnett Shale due to lower head count and lower operation costs at the facilities.
     Product purchases — The increase in product purchases of $12.5 million is due to the Frontier Gas Acquisition for gas purchased from local producers, related to percent-of-proceeds contracts, primarily related to the Granite Wash System.
     General and Administrative Expense — The increase in general and administrative expense was primarily due to transaction costs associated with the Frontier Gas Acquisition, an increase in compensation and benefits costs, costs of a new corporate location, costs related to professional services and transition costs related to the transition services agreement with Quicksilver, which expired March 31, 2011. Transaction costs related to the Crestwood Transaction and Frontier Gas Acquisition amounted to approximately $3.0 million for the 2011 period. General and administrative expense includes $0.4 million and $1.3 million of equity-based compensation expense for the periods ended June 30, 2011 and 2010, respectively.
     EBITDA — EBITDA increased primarily as a result of the increase in revenues described above. As a percentage of revenue, EBITDA has decreased from 64% of revenues in the 2010 period to 54% in the 2011 period. Increases in revenues and expenses include product sales and product purchases primarily related to the Granite Wash System, which decreases EBITDA as a percent of revenue. Barnett Shale’s increased EBITDA from 74% to 79% of revenues is primary due to higher revenues offset by product purchases. Fayetteville Shale and Granite Wash’s EBITDA is 58% and 12%, respectively, of revenue for the 2011 period.
     Depreciation, Amortization and Accretion Expense — Depreciation, amortization and accretion expense increased primarily as a result of the Frontier Gas Acquisition and the continuing expansion of our Barnett Shale asset base. The Fayetteville Shale and Granite Wash contributed $1.7 million and $0.4 million, respectively, to depreciation, amortization and accretion expense.
     Interest Expense — Interest expense increased primarily due to the increases in the borrowings under our Credit Facility, which were principally used to fund capital projects, the addition of the Senior Notes and the expenses related to the commitments of the Bridge Loans. These increases were partially offset by the termination of the subordinated note in October 2010.
The following table summarizes the details of interest expense for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Interest cost:
Revolving Credit Facility	$6,237	$4,390
Senior Notes	4,091	—
Bridge Loan	2,500	—
Capital lease interest	65	—
Subordinated note to Quicksilver	—	1,233

Total cost	12,893	5,623
Less interest capitalized	(68)	—

Interest expense	$12,825	$5,623

Liquidity and Capital Resources
     Our sources of liquidity include:
•	cash generated from operations;

•	borrowings under our Credit Facility; and

•	future capital market transactions.
     We believe that the cash generated from these sources will be sufficient to meet our expected $0.46 per unit quarterly cash distributions during 2011 and satisfy our short-term working capital and maintenance capital expenditure requirements.
     Since the inception of operations in 2004, our cash flows have been significantly influenced by Quicksilver’s production in the Barnett Shale. As Quicksilver and others have developed the Barnett Shale, we have expanded our gathering and processing facilities to serve the additional volumes produced by such development. We expect to benefit from the Frontier Gas Acquisitions which will result in lower dependency on Quicksilver and our Barnett Shale operations. During the second quarter of 2011, approximately 74% of our total gathering volumes were comprised of natural gas owned or controlled by Quicksilver, which has decreased almost 20% from 92% in the first quarter of 2011.
Known Trends and Uncertainties
     Our financial condition and results of operations, including our liquidity and profitability, can be significantly affected by the following:
•	natural gas prices;

•	dependency on Quicksilver and the Barnett Shale; and

•	regulatory requirements.
     The volumes of natural gas that we gather and process are dependent upon the natural gas volumes produced by our customers, which may be affected by prevailing natural gas prices, their derivative programs, and the availability and cost of their capital. We cannot predict future changes to natural gas prices or how any such pricing changes will influence producers’ behaviors. If reduced drilling and development programs were to be sustained over a prolonged period of time, we could experience a reduction in volumes through our systems and therefore reductions of revenue and cash flows.
     At this time, a portion of our revenue is derived from our operations in the Barnett Shale. In addition, more than 70% of our year to date gathering revenues are associated with natural gas volumes owned or controlled by Quicksilver. The risk of revenue fluctuations in the near-term is somewhat mitigated by the use of predominantly fixed-fee contracts for providing gathering and processing and treating services to our customers, but we are still susceptible to volume fluctuations. While the Frontier Gas Acquisition reduces the concentration risk associated with our dependency on one producer and one geographic area, we continue to regularly review opportunities for both organic growth projects and acquisitions in other producing basins and with other producers.
     We are subject to environmental laws, regulations and permits, including greenhouse gas requirements that may expose us to significant costs or obligations. In general, these laws, regulations, and permits have become more stringent over time and are subject to further changes and could materially affect our financial condition and results of operations in the future.
Significant Economic Factors That Impact our Business
     Changes in natural gas supply such as new discoveries of natural gas reserves, declining production in older fields and the introduction of new sources of natural gas supply, such as non-conventional and emerging natural gas shale plays, affect the demand from producers for our services. As these supply dynamics change, we anticipate that we will actively pursue projects that will allow us to provide midstream services to producers associated with the growth of new sources of supply. Changes in demographics, the amount of natural gas fired power generation, liquefied natural gas imports and exports and shifts in industrial and residential usage affect the overall demand for natural gas.
     We believe that the key factors that impact our business are natural gas prices, our customers’ drilling and completion activities, and government regulation on natural gas pipelines. These key factors play an important role in how we evaluate our operations and implement our long-term strategies.

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$38,557	$26,749
Net cash used in investing activities	(370,854)	(115,121)
Net cash provided by financing activities	332,846	88,182
     Cash Flows Provided by Operating Activities — The increase in cash flows from operating activities resulted from an increase in accrued expenses related to operations, ad valorem tax, interest expense and incentive compensation, offset by higher receivables from Quicksilver and the Fayetteville Shale and Granite Wash operations.
     Cash Flows Used in Investing Activities — The increase in cash flows used in investing activities resulting from the Frontier and Las Animas System Acquisitions were approximately $354 million, offset by the distribution to Quicksilver of $80.3 million related to the purchase of the Alliance Midstream Assets in the prior year. For the 2011 period, we spent $16.9 million for gathering assets and processing facilities.
     Cash Flows Provided by Financing Activities — Changes in cash flows used in financing activities during the 2011 period resulted primarily from the net borrowings under our Senior Notes and Credit Facility of $154 million compared with the 2010 period net borrowings of $101.4 million. This change is largely reflective of our Frontier Gas Acquisition in the 2011 period compared to the purchase of the Alliance Midstream Assets for $84.4 million in the 2010 period. We also had $206.2 million in proceeds from issuance of common and Class C units. In addition, we distributed $6 million more to our unitholders during the 2011 period. We have increased our distributions by 9.5% from the 2010 period to the 2011 period. In January 2010, the underwriters of our equity offering exercised their option to purchase an additional 549,200 common units, which generated proceeds of $11.1 million for which there was no comparable 2011 event.
     Information regarding historical and pending cash distributions is included in Note 4 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
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
     We anticipate that we will continue to make capital expenditures to develop our gathering and processing network as Quicksilver and other producers continue to expand their development efforts in the Barnett Shale, Fayetteville Shale and the Granite Wash areas. Consequently, our ability to develop and maintain sources of funds to meet our capital requirements is critical to our ability to meet our growth objectives and to maintain our distribution levels.
     For the full year of 2011, we plan to spend $55 to $65 million for capital expenditures. This estimate includes a reduction of approximately $25 million primarily due to the timing of capital projects in the Granite Wash and Fayetteville Shale. These expenditures were originally expected to occur in the later part of 2011, are currently estimated to be spent in first half of 2012. In addition, maintenance capital spending is expected to be approximately $4 million in 2011. This is a change from our original estimate of $8 million for 2011 and is based on actual costs being lower than originally expected in 2011.
     During the six months ended June 30, 2011, we increased gross property, plant and equipment by $170.4 million, including $149.3 million for the Frontier Gas Acquisition assets, $5.1 million for the Las Animas Acquisition, expansion capital expenditures of approximately $15.2 million, $0.7 million in maintenance capital expenditures and $0.1 million in asset retirement cost.
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

Debt
     Credit Facility — At June 30, 2011, we had $237.5 million outstanding under our $500 million Credit Facility at a weighted-average interest rate of 3.1%. Our average outstanding debt was $263 million for the three months ended June 30, 2011. Note 7 to the consolidated financial statements in our 2010 Annual Report on Form 10-K contains a more complete description of our indebtedness. On April 1, 2011, we entered into a Joinder Agreement with certain lenders under our Credit Facility, which expanded our borrowing capacity from $400 million to $500 million.
     Our Credit Facility requires us to maintain:
•	a ratio of our consolidated trailing 12-month EBITDA (as defined in the credit agreement) to our net interest expense of not less than 2.5 to 1.0; and

•	a ratio of total indebtedness to consolidated trailing 12-month EBITDA of not more than 5.0 to 1.0 or not more than 5.5 to 1.0 for up to nine months following certain acquisitions.
     The Credit Facility contains provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations. As of June 30, 2011, we were in compliance with all financial covenants.
     Bridge Loans — In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million. On April 1, 2011, the commitment was not drawn and was terminated in connection with the closing of the Senior Notes described below. We recognized $2.5 million of commitment fees in the second quarter of 2011, which is included in interest expense, related to the bridge loans.
     Senior Notes — On April 1, 2011, we issued the Senior Notes. Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries. The proceeds were used to partially finance the Frontier Gas Acquisition. Interest on the Senior Notes accrues at a rate of 7.75% per annum, and is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.
     Our Senior Notes requires us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in the senior notes indenture) to fixed charges of at least 1.75 to 1.0. As of June 30, 2011, we were in compliance with this covenant.
Contractual Obligations and Commercial Commitments
     The following table summarizes our total contractual cash obligations as of June 30, 2011.

	Payments Due by Period
Contractual Obligations	Total	2011 (remaining)	2012	2013	2014	2015	Thereafter
			(In millions)
Long-term debt (1)	$437.5	$—	$—	$—	$—	$237.5	$200.0
Scheduled interest obligations (2)	152.6	11.4	22.8	22.8	22.8	21.0	51.8
Contractual obligations (3)	8.7	2.7	2.8	2.0	0.8	0.4	—
Capital lease obligations (4)	7.9	1.3	2.7	2.8	1.1	—	—
Asset retirement obligations (5)	10.7	—	—	—	—	—	10.7
Total contractual obligations	$617.4	$15.4	$28.3	$27.6	$24.7	$258.9	$262.5

(1)	As of June 30, 2011, we had $237.5 million outstanding under our Credit Facility and $200 million outstanding on our Senior Notes.

(2)	Based on our debt outstanding and interest rates in effect at June 30, 2011, we would anticipate interest payments to be approximately $7.4 million annually on our Credit Facility and $15.5 million annually on our Senior Notes. For each additional $10.0 million in borrowings on our Credit Facility, annual interest payments will increase by approximately $0.3 million. If the committed amount under our Credit Facility were to be fully utilized by year-end 2011 at interest rates in effect at June 30, 2011, we estimate that annual interest expenses would increase by approximately $8.1 million. If interest rates on our June 30, 2011 variable debt balance of $237.5 million increase or decrease by one percentage point, our annual income will decrease or increase by $2.4 million.

(3)	We lease office buildings and other property under operating leases.

(4)	We lease compressors which are accounted for as capital leases, see Note 9 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.

(5)	For more information regarding our asset retirement obligations, see Note 10 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements within the definition of Item 303(a)(4) of SEC Regulation S-K.
Recently Issued Accounting Standards
     The information regarding recent accounting pronouncements is included in Note 2 to our condensed consolidated interim financial statements included in Item 1 of Part I of this Quarterly Report.
Critical Accounting Estimates
     Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated interim financial statements and related footnotes contained within Item 1 of Part I of this Quarterly Report. The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting estimates used in the preparation of the consolidated financial statements were discussed in Item 7 in our 2010 Annual Report on Form 10-K. These critical estimates, for which no significant changes have occurred in the six months ended June 30, 2011, include estimates and assumptions pertaining to:
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
   Credit Risk
     Our primary credit risk relates to our dependency on Quicksilver for the majority of our natural gas volumes, which causes us to be subject to the risk of nonpayment or late payment by Quicksilver for gathering and processing fees. Quicksilver’s credit ratings are below investment grade, where they may remain for the foreseeable future. Accordingly, this risk could be higher than it might be with a more creditworthy customer or with a more diversified group of customers. Unless and until we significantly diversify our customer base, we expect to continue to be subject to non-diversified risk of nonpayment or late payment of our fees. Additionally, we perform credit analysis of our customers on a regular basis pursuant to our corporate credit policy. We have not had any significant losses due to counter-party failures to perform.
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
Item 4. Controls and Procedures
   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
   Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2011, we have continued to migrate our financial systems to a hosted environment. In connection with this implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.
     There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently subject to any material lawsuits or other legal proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition or for which disclosure is required by Item 103 of Regulation S-K.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, results of operations and cash flows, except that the following risk factors are no longer applicable:
•	“Our pending acquisition of Frontier may not be consummated”;

•	“The closing of the Frontier Acquisition is not subject to a financing condition and the Bridge Loans do not backstop the equity portion of the purchase price or our equity commitments”; and

•	“Financing the Frontier Acquisition will substantially increase our leverage. We may not be able to obtain debt financing for the acquisition on expected or acceptable terms.”
     Except as set forth above and as disclosed in Part II, “Item 1A. Risk Factors” included in our Quarterly Report for the quarter ended March 31, 2011, there have been no material changes to the risks factors previously described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     Not Applicable.
Item 5. Other Information
     None.

Item 6. Exhibits:
The exhibit index is incorporated herein by reference into this quarterly report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2011

CRESTWOOD MIDSTREAM PARTNERS LP
By:	CRESTWOOD GAS SERVICES GP LLC, its General Partner

By:	/s/ William G. Manias
William G. Manias
Senior Vice President — Chief Financial Officer

EXHIBIT INDEX
Exhibits designated by an asterisk (*) are filed herewith and those with (**) are furnished and not filed herewith, all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit No.	Description
3.1	Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed February 12, 2007 and included herein by reference).

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.1 to the Company’s Form 8-K, filed October 7, 2010 and included herein by reference)

3.3	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of April 1, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011)

3.4	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP (filed as Exhibit 3.2 to the Company’s Form 10-Q for the Quarter ended September 30, 2010, filed on November 8, 2010 and included herein by reference)

3.5	Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (filed as Exhibit 3.1 to the Company’s Form 8-K filed February 22, 2008 and included herein by reference).

3.6	Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed February 12, 2007 and included herein by reference).

3.7	Certificate of Amendment to the Certificate of Formation of Quicksilver Gas Services GP LLC (filed as Exhibit 3.3 to the Company’s Form 10-Q for the Quarter ended September 30, 2010, filed on November 8, 2010 and included herein by reference).

3.8	First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007 and included herein by reference).

3.9	First Amendment to the First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (filed as Exhibit 3.4 to the Company’s Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010 and included herein by reference)

4.1	Form of Common Unit Certificate (filed as Exhibit 4.1 to the Company’s Form S-3/A, File No. 333-171735, filed April 8, 2011 and included herein by reference).

4.2	Indenture, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.3	Form of Note representing all 7.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.4	Registration Rights Agreement, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and UBS Securities LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and RBS Securities Inc., as the initial purchasers. (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

4.5	Class C Unit Registration Rights Agreement, dated April 1, 2011, by and between Crestwood Midstream Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

10.1	Joinder Agreement, dated as of April 1, 2011, by and among RBC Capital Markets Corporation, UBS Securities LLC and Bank of America, N.A., and Crestwood Midstream Partners LP and BNP Paribas, as Administrative Agent, Swingline Lender and Issuing Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document