Form 10-Q/A
period 2011-06-30
Crestwood Midstream Partners LP
filed 2011-12-01
CIK 1389030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Crestwood Midstream Partners LP is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Original 10-Q”) to correct an error in the pro forma presentation of income table within footnote 3 “Acquisitions.” This Amendment has no impact on our previously reported statements of income, balance sheets, statements of cash flows, statements of changes in partners' capital, results of operations or liquidity and does not affect our Credit Facility.
In addition, this Amendment amends and restates Part I “Item 4. Controls and Procedures” and Part II “Item IA Risk Factors” to account for the error noted in this Amendment. This Amendment also amends and restates the exhibit list in Part II, Item 6 of the Original 10-Q and re-files certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer as set forth as Exhibits 31.1, 31.2 and 32.1 hereto, and corrects information presented within footnote 2.
Except as described above, we have not modified or updated other disclosures contained in the Original 10-Q. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-Q, or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-Q, including amendments to those filings, if any.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CRESTWOOD MIDSTREAM PARTNERS LP
INDEX TO FORM 10-Q/A
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CRESTWOOD MIDSTREAM PARTNERS LP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
In thousands, except for per unit data — Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Gathering revenue — related party	$24,515	$18,405	$47,866	$34,794
Gathering revenue	8,425	1,340	9,901	2,455
Processing revenue — related party	7,903	6,774	14,540	13,253
Processing revenue	659	675	1,175	1,431
Product sales	14,033	—	14,433	—

Total revenue	55,535	27,194	87,915	51,933

Expenses
Operations and maintenance	8,634	6,022	15,592	13,415
Product purchases	12,105	—	12,528	—
General and administrative	6,060	2,399	12,430	5,460
Depreciation, amortization and accretion	8,361	5,642	14,386	11,007

Total expenses	35,160	14,063	54,936	29,882

Operating income	20,375	13,131	32,979	22,051

Interest expense	9,819	2,945	12,825	5,623

Income from continuing operations before income taxes	10,556	10,186	20,154	16,428

Income tax provision	329	73	551	126

Net income	$10,227	$10,113	$19,603	$16,302

General partner interest in net income	$1,628	$677	$2,516	$778
Limited partners’ interest in net income	$8,599	$9,436	$17,087	$15,524

Basic income per unit:
Net income per limited partner unit — basic	$0.22	$0.33	$0.49	$0.54

Diluted income per unit:
Net income per limited partner unit — diluted	$0.22	$0.31	$0.49	$0.52

Weighted average number of common units outstanding:
Basic	38,558	28,502	34,893	28,502
Diluted	38,694	31,958	35,029	31,952
Distributions declared per unit (attributable to the period ended)	$0.46	$0.42	$0.90	$0.81
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
          The weighted-average common units — basic and the net income per limited partner unit — basic amounts have been corrected to include the Class C units in the basic earnings per unit calculation. For the three months ended June 30, 2011 the net income per limited partner unit — basic previously presented was $0.27 and has been corrected to $0.22. For the six months ended June 30, 2011 the net income per limited partner unit — basic previously presented was $0.54 and has been corrected to $0.49.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands, except per unit data)
Limited partners’ interest in net income	$8,599	$9,436	$17,087	$15,524
Impact of interest on subordinated note to Quicksilver (1)	—	627	—	1,213

Income available assuming conversion of convertible debt	$8,599	$10,063	$17,087	$16,737

Weighted-average common units — basic	38,558	28,502	34,893	28,502
Effect of unvested phantom units	136	517	136	517
Effect of subordinated note to Quicksilver (1)	—	2,939	—	2,933

Weighted-average common units — diluted	38,694	31,958	35,029	31,952

Basic earnings per unit:
Net income per limited partner unit — basic	$0.22	$0.33	$0.49	$0.54

Diluted earnings per unit:
Net income per limited partner unit — diluted	$0.22	$0.31	$0.49	$0.52
Conversion price (1)	N/A	$19.38	N/A	$19.42

(1)	Assumes that convertible debt is converted using the lesser of average closing price per unit or final closing price on June 30, 2010. See Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for a more complete description of our subordinated note that terminated during the fourth quarter of 2010.
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
     The following table is the presentation of income as if we had owned the Fayetteville and Granite Wash Systems for the three and six months ended June 30, 2010 and for six months ended June 30, 2011. Subsequent to the issuance of the financial statements, we determined the amounts previously presented contained errors. The information reflects corrections to expenses, which as previously presented did not include depreciation and general and administration expenses for the three and six months ended June 30, 2010 and for the six months ended June 30, 2011.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2010
	As Previously Presented			As Restated
	Crestwood			Crestwood
	Midstream	Fayetteville and		Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined	Partners LP	Granite Wash	Combined
	(In thousands)			(In thousands)
Revenue	$27,194	$16,430	$43,624	$27,194	$16,430	$43,624
Expenses	(14,063)	(10,762)	(24,825)	(14,063)	(14,489)	(28,552)

Operating income	$13,131	$5,668	$18,799	$13,131	$1,941	$15,072

Basic earnings per limited partner unit:	$0.33		$0.53	$0.33		$0.21
Diluted earnings per limited partner unit:	$0.31		$0.48	$0.31		$0.20

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As Previously Presented			As Restated
	Crestwood			Crestwood
	Midstream	Fayetteville and		Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined	Partners LP	Granite Wash	Combined
	(In thousands)			(In thousands)
Revenue	$51,933	$31,730	$83,663	$51,933	$31,730	$83,663
Expenses	(29,882)	(21,170)	(51,052)	(29,882)	(28,344)	(58,226)

Operating income	$22,051	$10,560	$32,611	$22,051	$3,386	$25,437

Basic earnings per limited partner unit:	$0.54		$0.90	$0.54		$0.62
Diluted earnings per limited partner unit:	$0.52		$0.85	$0.52		$0.60

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As Previously Presented			As Restated
	Crestwood			Crestwood
	Midstream	Fayetteville and		Midstream	Fayetteville and
	Partners LP (1)	Granite Wash (2)	Combined	Partners LP (1)	Granite Wash (2)	Combined
	(In thousands)			(In thousands)
Revenue	$87,915	$17,002	$104,917	$87,915	$17,002	$104,917
Expenses	(54,936)	(12,420)	(67,356)	(54,936)	(16,014)	(70,950)

Operating income	$32,979	$4,582	$37,561	$32,979	$988	$33,967

Basic earnings per limited partner unit:	$0.49		$0.63	$0.49		$0.37
Diluted earnings per limited partner unit:	$0.49		$0.62	$0.49		$0.37

(1)	Includes three months of operating income for Fayetteville and Granite Wash, from April 1, 2011 to June 30, 2011, subsequent to acquisition.

(2)	Represents the first quarter of 2011, prior to the acquisition of Fayetteville and Granite Wash.
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
Item 4. Controls and Procedures
   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management designs controls and procedures to provide reasonable assurance of achieving the desired control objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, the Certifying Officers concluded that, as of such date, our disclosure controls and procedures were effective.
     Subsequently, in the fourth quarter of 2011, management became aware of a deficiency in controls relating to the preparation of pro forma financial information that is required to be disclosed in Note 3 — Acquisitions — to our condensed consolidated financial statements. We have concluded that such a deficiency represented a material weakness in internal control over financial reporting. This material weakness resulted in the amendment to our Quarterly Report on Form 10-Q/A for the three months and six months ended June 30, 2011, in order to restate the pro forma financial information. As a result of this material weakness, the Certifying Officers have revised their earlier conclusion and have now concluded that our disclosure controls and procedures were not effective as of June 30, 2011.
   Remediation of Material Weakness
     The Partnership is implementing additional controls related to financial reporting disclosures for acquisitions and additional review procedures by individuals with expertise in U.S. GAAP and SEC financial reporting standards.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, results of operations and cash flows, except that the following risk factors are no longer applicable:
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
Failure to maintain effective internal control over financial reporting could have an adverse effect on our operations, financial results or unit price.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on management’s assessment and the effectiveness of internal control over financial reporting.
     As described in “Part I — Item 4. Controls and Procedures” of this report, our Certifying Officers concluded that as of June 30, 2011, there was a material weakness in our internal control over financial reporting and, as a result, as of that date, the Certifying Officers determined that our disclosure controls and procedures were not effective. As a result of this material weakness, errors occurred in the Partnership’s interim condensed consolidated financial statements related to presentation of pro forma financial information disclosed in the footnotes to the condensed consolidated financial statements. These errors ultimately resulted in the restatement of the Partnership’s Form 10-Q for the quarter ended June 30, 2011. Although the Partnership is implementing additional controls related to financial reporting disclosures for acquisitions and additional review procedures by individuals with expertise in U.S. GAAP and SEC financial reporting standards, the Partnership may fail to maintain effective internal control over financial reporting in the future. Failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities, and could have a material adverse effect on investor confidence in our reported financial information, the market price of our common units could decline, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
      The risk factors should be carefully considered when evaluating our business and the forward-looking statements in this report. See “Forward-Looking Information” on page five of this Quarterly Report on Form 10-Q/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     Not Applicable.
Item 5. Other Information
     None.

Item 6. Exhibits:
The exhibit index is incorporated herein by reference into this quarterly report on Form 10-Q/A.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 1, 2011

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