Form 10-Q/A
period 2011-09-30
Crestwood Midstream Partners LP
filed 2011-12-01
CIK 1389030

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

Explanatory Note
Crestwood Midstream Partners LP is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011 (the “Original 10-Q”) to correct an error in the pro forma presentation of income table within footnote 3 “Acquisitions.” This Amendment has no impact on our previously reported statements of income, balance sheets, statements of cash flows, statements of changes in partners' capital, results of operations or liquidity and does not affect our Credit Facility.
This Amendment also amends and restates the exhibit list in Part II, Item 6 of the Original 10-Q and re-files certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer as set forth as Exhibits 31.1, 31.2 and 32.1 hereto, as well as Part I “Item 4. Controls, and Procedures” and Part II “Item IA Risk Factors” to account for the error noted in this Amendment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per unit data)
Limited partners’ interest in net income	$10,632	$11,488	$27,719	$26,756
Impact of interest on subordinated note (1)	—	647	—	1,860

Income available assuming conversion of convertible debt	$10,632	$12,135	$27,719	$28,616

Weighted-average common units — basic (2)	39,388	28,502	36,424	28,502
Effect of unvested phantom units	116	516	116	516
Effect of subordinated note (1)	—	2,543	—	2,765

Weighted-average common units — diluted	39,504	31,561	36,540	31,783

Basic earnings per unit:
Net income per limited partner unit — basic	$0.27	$0.40	$0.76	$0.94

Diluted earnings per unit:
Net income per limited partner unit — diluted	$0.27	$0.38	$0.76	$0.90
Conversion price (1)	N/A	$22.65	N/A	$20.84

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
      The following table is the presentation of income as if we had owned the Fayetteville and Granite Wash Systems for the three and nine months ended September 30, 2010 and for nine months ended September 30, 2011. Subsequent to the issuance of the financial statements, we determined the amounts previously presented contained errors. The information reflects corrections to expenses, which as previously presented did not include depreciation and general and administration expenses for the three and nine month period ended September 30, 2010 and for the nine months ended September 30, 2011.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2010
	As Previously Presented			As Restated
	Crestwood			Crestwood
	Midstream	Fayetteville and		Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined	Partners LP	Granite Wash	Combined
	(In thousands)			(In thousands)
Revenue	$30,366	$16,702	$47,068	$30,366	$16,702	$47,068
Expenses	(14,905)	(11,246)	(26,151)	(14,905)	(14,775)	(29,680)

Operating income	$15,461	$5,456	$20,917	$15,461	$1,927	$17,388

Basic earnings per limited partner unit:	$0.40		$0.59	$0.40		$0.26
Diluted earnings per limited partner unit:	$0.38		$0.55	$0.38		$0.26

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Previously Presented			As Restated
	Crestwood			Crestwood
	Midstream	Fayetteville and		Midstream	Fayetteville and
	Partners LP	Granite Wash	Combined	Partners LP	Granite Wash	Combined
	(In thousands)			(In thousands)
Revenue	$82,299	$48,432	$130,731	$82,299	$48,432	$130,731
Expenses	(44,787)	(32,416)	(77,203)	(44,787)	(43,120)	(87,907)

Operating income	$37,512	$16,016	$53,528	$37,512	$5,312	$42,824

Basic earnings per limited partner unit:	$0.94		$1.49	$0.94		$0.88
Diluted earnings per limited partner unit:	$0.90		$1.40	$0.90		$0.85

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Previously Presented			As Restated
	Crestwood			Crestwood
	Midstream	Fayetteville and		Midstream	Fayetteville and
	Partners LP(1)	Granite Wash(2)	Combined	Partners LP(1)	Granite Wash(2)	Combined
	(In thousands)			(In thousands)
Revenue	$146,530	$17,002	$163,532	$146,530	$17,002	$163,532
Expenses	(94,152)	(12,420)	(106,572)	(94,152)	(16,014)	(110,166)
Gain from exchange of property, plant and equipment	1,106	—	1,106	1,106	—	1,106

Operating income	$53,484	$4,582	$58,066	$53,484	$988	$54,472

Basic earnings per limited partner unit:	$0.76		$0.90	$0.76		$0.64
Diluted earnings per limited partner unit:	$0.76		$0.89	$0.76		$0.64

(1)	Includes six months of operating income for Fayetteville and Granite Wash, from April 1, 2011 to September 30, 2011, subsequent to acquisition.

(2)	Represents the first quarter of 2011, prior to the acquisition of Fayetteville and Granite Wash.
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
Item 4. Controls and Procedures
    Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management designs controls and procedures to provide reasonable assurance of achieving the desired control objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, the Certifying Officers concluded that, as of such date, our disclosure controls and procedures were effective.
     Subsequently, in the fourth quarter of 2011, management became aware of a deficiency in controls relating to the preparation of pro forma financial information that is required to be disclosed in Note 3 — Acquisitions — to our condensed consolidated financial statements. We have concluded that such a deficiency represented a material weakness in internal control over financial reporting. This material weakness resulted in the amendment to our Quarterly Report on Form 10-Q/A for the three months and nine months ended September 30, 2011, in order to restate the pro forma financial information. As a result of this material weakness, the Certifying Officers have revised their earlier conclusion and have now concluded that our disclosure controls and procedures were not effective as of September 30, 2011.
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
     There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     As described in “Part I — Item 4. Controls and Procedures” of this report, our Certifying Officers concluded that as of September 30, 2011, there was a material weakness in our internal control over financial reporting and, as a result, as of that date, the Certifying Officers determined that our disclosure controls and procedures were not effective. As a result of this material weakness, errors occurred in the Partnership’s interim condensed consolidated financial statements related to presentation of pro forma financial information disclosed in the footnotes to the condensed consolidated financial statements. These errors ultimately resulted in the restatement of the Partnership’s Form 10-Q for the quarter ended September 30, 2011. Although the Partnership is implementing additional controls related to financial reporting disclosures for acquisitions and additional review procedures by individuals with expertise in U.S. GAAP and SEC financial reporting standards, the Partnership may fail to maintain effective internal control over financial reporting in the future. Failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities, and could have a material adverse effect on investor confidence in our reported financial information, the market price of our common units could decline, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.
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