Form 10-Q/A
period 2011-03-31
Crestwood Midstream Partners LP
filed 2011-12-19
CIK 1389030

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

“Crestwood Transaction” means the sale to Crestwood by Quicksilver of all its interests in CMLP that was completed on October 1, 2010

“Exchange Act” means the Securities Exchange Act of 1934, as amended

“FASB” means the Financial Accounting Standards Board, which promulgates accounting standards

“FASC” means the FASB Accounting Standards Codification

“Fayetteville Shale” means the pipeline, compression and treating assets located in Northwest Arkansas that were purchased in the Frontier Gas Acquisition on April 1, 2011

“Frontier” means Frontier Gas Services, LLC, a Delaware limited liability company

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

“Quicksilver” means Quicksilver Resources Inc. and its wholly owned subsidiaries

“SEC” means the U.S. Securities and Exchange Commission

Explanatory Note

Crestwood Midstream Partners LP is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011 (the “Original 10-Q”) to correct an error in the Condensed Consolidated Statement of Cash Flows. This correction relates to the receipt of proceeds received by the Partnership on March 31, 2011 for its Class C units prior to the closing of the Class C unit offering which occurred on April 1, 2011. The Partnership is restating its Condensed Consolidated Statement of Cash Flows in order to reflect the receipt of the proceeds as a financing activity instead of an operating activity as previously presented. This Amendment does not impact the Partnership’s previously reported net increase in cash and cash equivalents in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and has no impact on our previously reported statements of income, balance sheets, statements of changes in partners’ capital and does not affect our Credit Facility.

This Amendment also amends and restates the exhibit list in Part II “Item 6. Exhibits” of the Original 10-Q and re-files certain exhibits specified herein, including currently dated certifications of our chief executive officer and chief financial officer as set forth as Exhibits 31.1, 31.2 and 32.1 hereto, as well as Part I “Item 1. Financial Statements” – Note 12 “Condensed Consolidated Financial Information”, Part I “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – Liquidity and Capital Resources.

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

CRESTWOOD MIDSTREAM PARTNERS LP

INDEX TO FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CRESTWOOD MIDSTREAM PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

In thousands, except for per unit data - Unaudited

	Three Months Ended March 31,
	2011	2010
Revenue
Gathering revenue - related party	$23,351	$16,389
Gathering revenue	1,476	1,115
Processing revenue - related party	6,637	6,479
Processing revenue	516	756
Gas sales	400	—

Total revenue	32,380	24,739

Expenses
Operations and maintenance	7,381	7,393
General and administrative	6,370	3,061
Depreciation and accretion	6,025	5,365

Total expenses	19,776	15,819

Operating income	12,604	8,920
Interest expense	3,006	2,678

Income before income taxes	9,598	6,242
Income tax provision	222	53

Net income	$9,376	$6,189

General partner interest in net income	$888	$357
Common unitholders’ interest in net income	$8,488	$5,832
Basic income (loss) per unit:
Net income per limited partner unit - basic	$0.27	$0.20
Diluted income (loss) per unit:
Net income per limited partner unit - diluted	$0.27	$0.20
Weighted average number of common units outstanding:
Basic	31,188	28,502
Diluted	31,324	29,019
Distributions declared per unit (attributable to the period ended)	$0.44	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except for unit data - Unaudited

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$11,546	$2
Accounts receivable	1,383	1,679
Accounts receivable - related party	29,177	23,003
Prepaid expenses and other	601	1,052

Total current assets	42,707	25,736
Property, plant and equipment, net	531,526	531,371
Other assets	12,824	13,520

Total assets	$587,057	$570,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable - related party	$4,580	$4,267
Accrued additions to property, plant and equipment	4,209	11,309
Accounts payable and other	21,263	2,917

Total current liabilities	30,052	18,493
Long-term debt	292,800	283,504
Asset retirement obligations	10,081	9,877
Commitments and contingent liabilities (Note 9)
Partners’ capital
Common unitholders (31,187,696 units issued and outstanding at March 31, 2011 and December 31, 2010)	253,429	258,069
General partner	695	684

Total partners’ capital	254,124	258,753

	$587,057	$570,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands – Unaudited

	Three Months Ended March 31,
	2011	2010
	(as restated See Note 2)
Operating activities:
Net income	$9,376	$6,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,890	5,250
Accretion of asset retirement obligations	135	115
Deferred income taxes	—	53
Equity-based compensation	283	667
Non-cash interest expense	678	1,464
Changes in assets and liabilities:
Accounts receivable	296	232
Prepaid expenses and other	468	(274)
Accounts receivable - related party	(6,174)	(16,367)
Accounts payable - related party	313	—
Accounts payable and other	6,097	1,214

Net cash provided by (used in) operating activities	17,362	(1,457)

Investing activities:
Capital expenditures	(13,076)	(17,163)
Distribution to Quicksilver for Alliance Midstream Assets	—	(80,276)

Net cash used in investing activities	(13,076)	(97,439)

Financing activities:
Proceeds from credit facility	38,400	112,000
Repayments of credit facility	(29,104)	(11,600)
Issuance of common units - net of offering costs	—	11,050
Distributions paid to unitholders	(14,288)	(11,564)
Proceeds related to Class C units	12,250	—
Taxes paid for equity-based compensation vesting	—	(1,144)

Net cash provided by financing activities	7,258	98,742

Net cash increase (decrease)	11,544	(154)
Cash and cash equivalents at beginning of period	2	746

Cash and cash equivalents at end of period	$11,546	$592

Cash paid for interest	$2,388	$1,214
Non-cash transactions:
Working capital related to capital expenditures	4,209	16,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRESTWOOD MIDSTREAM PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

In thousands – Unaudited

	Limited Partners’ Common	General Partner	Total
Balance at December 31, 2010	$258,069	$684	$258,753
Equity-based compensation recognized	283	—	283
Distributions paid to partners	(13,411)	(877)	(14,288)
Net income	8,488	888	9,376

Balance at March 31, 2011	$253,429	$695	$254,124

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

•

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

Subsequent to the issuance of the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011, we determined that proceeds received on March 31, 2011 related to the Class C unit offering, which closed on April 1, 2011, should have been classified as a financing activity instead of an operating activity as previously presented. The Partnership is restating its Condensed Consolidated Statement of Cash Flows to reflect this correction. The following table presents the line items on the Condensed Consolidated Statement of Cash Flows that have been restated:

	Three months ended March 31, 2011 As previously presented	Three months ended March 31, 2011 As restated
Changes in assets and liabilities: Accounts payable and other	$18,347	$6,097

Net cash provided by (used in) operating activities	$29,612	$17,362

Proceeds related to Class C units	$—	$12,250

Net cash provided by (used in) financing activities	($4,992)	$7,258

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

The following table presents cash distributions attributable to quarters ended in 2011 and 2010:

Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	Total Cash Distribution	Total Cash IDR Distribution
			(In millions)	(In millions)
Pending Distributions
May 13, 2011	March 31, 2011	$0.44	$14.7	$0.759
Completed Distributions
2011
February 11, 2011	December 31, 2010	$0.43	$14.3	$0.665
2010
November 12, 2010	September 30, 2010	$0.42	$13.9	$0.570
August 13, 2010	June 30, 2010	$0.42	$12.7	$0.522
May 14, 2010	March 31, 2010	$0.39	$11.6	$0.261

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

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Gathering systems	$167,362	$158,975
Processing plants and compression facilities	364,054	365,208
Construction in progress - gathering	22,968	26,385
Rights-of-way and easements	34,283	32,054
Land	4,251	4,251
Buildings and other	3,494	3,494

	596,412	590,367
Accumulated depreciation	(64,886)	(58,996)

Net property, plant and equipment	$531,526	$531,371

5. DEBT

Debt consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Credit Facility	$292,800	$283,504

Total	$292,800	$283,504

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

7.75% Senior Notes due 2019 - On April 1, 2011, we issued the Senior Notes. Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries. The proceeds were used to partially finance the Frontier Gas Acquisition. Interest on the Senior Notes accrue at a rate of 7.75% per annum, and are payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019.

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

7. EQUITY-BASED COMPENSATION

Awards of phantom units have been granted under the Third Amended and Restated 2007 Equity Plan (the “2007 Equity Plan”). The following table summarizes information regarding 2011 phantom unit activity:

	Payable in units
	Units	Weighted Average Grant Date Fair Value
Unvested phantom units - January 1, 2011	121,526	$27.11
Vested	—	—
Issued	18,391	27.73
Cancelled	(4,353)	27.11

Unvested phantom units - March 31, 2011	135,564	$27.19

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

12. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Condensed consolidated financial information for CMLP is presented below:

Condensed Consolidated Statements of Income

	For the Three Months Ended March 31, 2011
	Crestwood Midstream Partners LP	Restricted Guarantor Subsidiaries	Eliminations	Crestwood Midstream Partners LP Consolidated
	(in thousands)
Revenue	$—	$32,380	$—	$32,380
Operating expenses	6,372	13,404	—	19,776

Operating income	(6,372)	18,976	—	12,604
Interest expense	3,006	—	—	3,006

Income before income tax	(9,378)	18,976	—	9,598
Income tax provision	—	222	—	222

Net income before equity in net earnings of subsidiaries	(9,378)	18,754	—	9,376
Equity in net earnings of subsidiaries	18,754	—	(18,754)	—

Net Income	$9,376	$18,754	$(18,754)	$9,376

	For the Three Months Ended March 31, 2010
	Crestwood Midstream Partners LP	Restricted Guarantor Subsidiaries	Eliminations	Crestwood Midstream Partners LP Consolidated
	(in thousands)
Revenue	$—	$24,739	$—	$24,739
Operating expenses	3,061	12,758	—	15,819

Operating income	(3,061)	11,981	—	8,920
Other income	—	—	—	—
Interest expense	2,678	—	—	2,678

Income before income tax	(5,739)	11,981	—	6,242
Income tax provision	—	53	—	53

Net income before equity in net earnings of subsidiaries	(5,739)	11,928	—	6,189
Equity in net earnings of subsidiaries	11,928	—	(11,928)	—

Net income	$6,189	$11,928	$(11,928)	$6,189

Condensed Consolidated Balance Sheet

	March 31, 2011
	Crestwood Midstream Partners LP	Restricted Guarantor Subsidiaries	Eliminations	Crestwood Midstream Partners LP Consolidated
	(in thousands)
ASSETS
Current assets	$369,482	$24,809	$(351,584)	$42,707
Properties, plant and equipment - net	9,225	522,301	—	531,526
Investment in subsidiaries	186,363	—	(186,363)	—
Other assets	12,203	621	—	12,824

Total assets	$577,273	$547,731	$(537,947)	$587,057

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$30,348	$351,288	$(351,584)	$30,052
Long-term liabilities	292,800	10,081	—	302,881
Partners’ capital	254,125	186,362	(186,363)	254,124

Total liabilities and partners’ capital	$577,273	$547,731	$(537,947)	$587,057

	December 31, 2010
	Crestwood Midstream Partners LP	Restricted Guarantor Subsidiaries	Eliminations	Crestwood Midstream Partners LP Consolidated
	(in thousands)
ASSETS
Current assets	$291,637	$23,843	$(289,744)	$25,736
Properties, plant and equipment - net	11,142	520,229	—	531,371
Investment in subsidiaries	228,587	—	(228,587)	—
Other assets	12,890	630	—	13,520

Total assets	$544,256	$544,702	$(518,331)	$570,627

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities	$1,999	$306,238	$(289,744)	$18,493
Long-term liabilities	283,504	9,877	—	293,381
Partners’ capital	258,753	228,587	(228,587)	258,753

Total liabilities and partners’ capital	$544,256	$544,702	$(518,331)	$570,627

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31, 2011
	Crestwood Midstream Partners LP(1)	Restricted Guarantor Subsidiaries	Eliminations	Crestwood Midstream Partners LP Consolidated(1)
	(in thousands)
Net cash (used in) provided by operating activities	$(6,010)	$23,372	$—	$17,362
Capital expenditures	—	(13,076)	—	(13,076)

Net cash used in investing activities	—	(13,076)	—	(13,076)

Proceeds from revolving credit facility borrowings	38,400	—	—	38,400
Repayments of credit facility	(29,104)	—	—	(29,104)
Distributions to unitholders	(14,288)	—	—	(14,288)
Proceeds related to Class C units	12,250	—	—	12,250
Advances to Affiliates	52,376	(52,376)	—	—

Net cash (used in) provided by financing activities	59,634	(52,376)	—	7,258

Net cash increase (decrease)	53,624	(42,080)	—	11,544
Cash and cash equivalents at beginning of period	2	—	—	2

Cash or cash equivalents at end of period	$53,626	$(42,080)	$—	$11,546

	For the Three Months Ended March 31, 2010
	Crestwood Midstream Partners LP	Restricted Guarantor Subsidiaries	Eliminations	Crestwood Midstream Partners LP Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(3,699)	$2,242	$—	$(1,457)
Capital expenditures	—	(17,163)	—	(17,163)
Distributions to Quicksilver for Alliance Midstream Assets	—	(80,276)	—	(80,276)

Net cash used in investing activities	—	(97,439)	—	(97,439)

Proceeds from revolving credit facility borrowings	112,000	—	—	112,000
Repayments of credit facility	(11,600)	—	—	(11,600)
Proceeds from issuance of equity	11,088	—	—	11,088
Equity issuance cost paid	(38)	—	—	(38)
Distributions to unitholders	(11,564)	—	—	(11,564)
Taxes paid for equity-based compensation vesting	(1,144)	—	—	(1,144)
Advances to Affiliates	138,529	(138,529)		—

Net cash (used in) provided by financing activities	237,271	(138,529)	—	98,742

Net cash increase (decrease)	233,572	(233,727)	—	(154)
Cash and cash equivalents at beginning of period	746	—		746

Cash or cash equivalents at end of period	$234,318	$(233,727)	$—	$592

(1)	Amounts herein have been restated to reflect the receipt of proceeds on March 31, 2011 of $12.25 million related to the Class C units as a financing activity instead of an operating activity as discussed in Note 2, Summary of Significant Accounting Policies—Changes in Presentation.

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

As discussed in the Explanatory Note and Note 2, we have restated our previously issued condensed consolidated financial statements; accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Total revenues	$32,380	$24,739
Operations and maintenance expense	7,381	7,393
General and administrative expense	6,370	3,061

EBITDA	18,629	14,285
Depreciation and accretion expense	6,025	5,365
Interest expense	3,006	2,678
Income tax provision	222	53

Net income	$9,376	$6,189

The following table summarizes our volumes:

	Gathering		Processing
	2011	2010	2011	2010
	(MMcf)
Cowtown System	12,184	11,430	10,960	11,244
Lake Arlington System	9,549	4,410	—	—
Alliance System	17,150	9,957	—	—
Las Animas System	518	—	—	—

Total	39,401	25,797	10,960	11,244

The following table summarizes the changes in our revenue:

	Gathering	Processing	Other	Total
	(In thousands)
Revenue for the three months ended March 31, 2010	$17,504	$7,235	$—	$24,739
Volume changes	9,231	(183)	—	9,048
Price changes	(1,908)	101	400	(1,407)

Revenue for the three months ended March 31, 2011	$24,827	$7,153	$400	$32,380

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

The following table summarizes the details of interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Interest:
Revolving Credit Facility	$3,042	$2,082
Subordinated note	—	596

Total	3,042	2,678
Less interest capitalized	(36)	—

Interest expense	$3,006	$2,678

Liquidity and Capital Resources

Our sources of liquidity include:

•	cash generated from operations;

•	borrowings under our Credit Facility; and

•	future capital market transactions.

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

Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in) operating activities	$17,362	$(1,457)
Net cash used in investing activities	(13,076)	(97,439)
Net cash provided by financing activities	7,258	98,742

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

Cash Flows Used in Financing Activities — Changes in cash flows used in financing activities during the 2011 period resulted primarily from the net borrowings under our Credit Facility of $9.3 million compared with the 2010 period net borrowings of $100.4 million. This change is largely reflective of our funding of the purchase of the Alliance Midstream Assets for $84.4 million in the 2010 period. In addition, we distributed $2.7 million more to our unitholders during the 2011 period. We have increased our quarterly distribution by 12.8% from the 2010 period to the 2011 period. In January 2010, the underwriters of our equity offering exercised their option to purchase an additional 549,200 common units, which generated proceeds of $11.1 million for which there was no comparable 2011 event. In addition, on March 31, 2011, we received approximately $12.25 million from a purchaser of Class C units prior to the issuance of the Class C units on April 1, 2011. The receipt of the funds is reflected in our cash balance and as a increase in accounts payable and other on March 31, 2011.

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

7.75% Senior Notes due 2019 - On April 1, 2011, we issued the Senior Notes. Our obligations under the Senior Notes are guaranteed on an unsecured basis by our current and future domestic subsidiaries. The proceeds were used to partially finance the Frontier Gas Acquisition. Interest on the Senior Notes accrue at a rate of 7.75% per annum, and are payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2011, and mature April 2019. For a further discussion of the restrictive covenants, see our Current Report on Form 8-K filed with the SEC on April 5, 2011.

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

Dated: December 16, 2011

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