Form 10-K
period 2012-12-31
Crestwood Midstream Partners LP
filed 2013-02-28
CIK 1389030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33631

Crestwood Midstream Partners LP

(Exact name of registrant as specified in its charter)

Delaware	56-2639586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Louisiana Street, Suite 2060 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(832) 519-2200

Internet Website: www.crestwoodlp.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was approximately $439,727,035 based on the closing sale price of $25.86 as reported on the New York Stock Exchange.

As of February 14, 2013, the registrant has 41,214,210 common units outstanding.

Documents Incorporated by Reference:

None

Below is a list of terms that are common to our industry and used throughout this document:

“/d” means per day

“Bbl(s)” means barrel or barrels

“Btu” means British Thermal units, a measure of heating value

“hp” means horsepower

“Mcf” means thousand cubic feet

“MMBtu” means million Btu

“MMcf” means million cubic feet

“NGL(s)” means natural gas liquids

“Oil” includes crude oil and condensate

CRESTWOOD MIDSTREAM PARTNERS LP

FORWARD-LOOKING INFORMATION

In this report, unless the context requires otherwise, references to “we,” “us,” “our,” “CMLP,” or the “Partnership” are intended to mean the business and operations of Crestwood Midstream Partners LP and its consolidated subsidiaries.

Certain statements contained in this report and other materials we file with the U.S. Securities and Exchange Commission (SEC), or in other written or oral statements made or to be made by us, other than statements of historical fact, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations or forecasts of future events. Words such as “may,” “assume,” “forecast,” “predict,” “strategy,” “expect,” “intend,” “plan,” “aim,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue” and similar expressions are used to identify forward-looking statements. Forward-looking statements can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed.

Important factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include, but are not limited to, the following risks and uncertainties:

•	changes in general economic conditions;

•	fluctuations in oil, natural gas and NGL prices;

•	the extent and success of drilling efforts, as well as the extent and quality of natural gas volumes produced within areas of acreage dedicated on and within the proximity of our assets;

•	failure or delays by our customers in achieving expected production in their natural gas projects;

•	competitive conditions in our industry and their impact on our ability to connect natural gas supplies to our gathering and processing assets or systems;

•	actions or inactions taken or non-performance by third parties, including suppliers, contractors, operators, processors, transporters and customers;

•	our ability to consummate acquisitions, successfully integrate the acquired businesses, realize any cost savings and other synergies from any acquisition;

•	changes in the availability and cost of capital;

•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;

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

These factors do not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if substantially realized, will have the expected consequences to, or effect on, us or our business or operations. Also note that we provide additional cautionary discussion of risks and uncertainties in Item 1A. Risk Factors, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Although the expectations in the forward-looking statements are based on our current beliefs and expectations, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date hereof. Except as required by federal and state securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report and in our future periodic reports filed with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

PART I

Item 1.	Business

General Overview

We are a growth-oriented Delaware master limited partnership organized in 2007 to own, operate, acquire and develop midstream energy assets. Our common units are publicly-traded and listed on the NYSE under the symbol “CMLP.” Crestwood Gas Services GP LLC, our general partner (General Partner) is owned by Crestwood Holdings Partners, LLC and its affiliates (Crestwood Holdings). We are managed by our General Partner and conduct substantially all of our business through CMLP. First Reserve Management, LP (First Reserve), a private equity firm with substantial investments in the energy industry, owns a significant equity interest in Crestwood Holdings.

We own and operate predominately fee-based gathering, processing, treating and compression assets servicing natural gas producers in the Barnett Shale in north Texas, the Fayetteville Shale in northwestern Arkansas, the Granite Wash in the Texas Panhandle, the Marcellus Shale in northern West Virginia, the Avalon Shale/Bone Spring in southeastern New Mexico, and the Haynesville/Bossier Shale in western Louisiana. We provide midstream services to various producers that focus on developing unconventional resources across the United States. Approximately 98% of our gross margin, which we define as total revenue less product purchases, is derived from fee-based service contracts, which minimizes our commodity price exposure and provides us with less volatile operating performance and cash flows.

Organizational Structure

As of December 31, 2012, our ownership is as follows:

	Crestwood Holdings	Public	Total
General partner interest	2.0%	—	2.0%
Limited partner interests:
Common unitholders	39.6%	43.9%	83.5%
Class C unitholders	0.2%	14.3%	14.5%

Total	41.8%	58.2%	100.0%

Business Strategy

Our business strategy is to capitalize on our competitive strengths to increase our revenue, profitability and cash flow by:

Pursuing growth through midstream acquisitions and greenfield development projects. We are a growth-oriented master limited partnership focused on acquiring and developing natural gas gathering, processing, treating, compression, transportation, NGL and crude oil assets in and around shale plays. We believe that our experience and market position will allow us to realize significant ongoing growth opportunities by developing new greenfield projects in NGL and oil plays in areas with limited or constrained infrastructure which offer attractive returns on investment and seeking bolt-on acquisitions that provide operating synergies and allow for the development of our business in rich gas infrastructure plays. Our acquisition strategy includes diversifying and extending our geographic, customer and business profile and developing organic growth opportunities along the midstream value chain. This strategy was illustrated by our consolidated and unconsolidated subsidiaries acquiring approximately $562 million and $423 million of midstream assets and businesses in 2012 and 2011.

Increasing utilization of existing assets and expanding our pipeline system capacities to meet our customers’ needs and to attract new customers. We believe that the location of our existing assets and relationships with active producers position us well to capture the growing need for midstream services. We aim to attract increased gathering, processing and treating volumes by marketing our midstream services, expanding our gathering systems and providing superior customer service to natural gas producers. We will compete for new customers based on available capacity in our systems, competitive fees for service and our willingness to construct or expand facilities.

Maintaining a disciplined financial policy and financing flexibility. We have significantly grown our midstream business while maintaining a disciplined financial policy. We believe in operating with a reasonable amount of leverage as we have to date, and we expect to continue this strategy by balancing the amount of leverage with our growth objectives, cash flow and equity. Our growth strategy is also based upon our ability to access various sources of capital. We have supportive relationships with a diverse group of banks, which have committed an aggregate of $550 million under our amended and restated senior secured Credit Facility, dated November 16, 2012, which matures on November 16, 2017 (Credit Facility). We believe the available borrowing capacity under our Credit Facility, combined with cash flow from operations and our proven ability to access the capital markets will enable us to achieve our growth strategy.

Business Strengths

We believe that we are well positioned to successfully execute our primary business strategies due to the following competitive strengths:

Our assets are located in attractive shale plays. Our assets are located in shale plays which are marked by favorable characteristics such as proven production, substantial gas in-place, improving development and operating costs and existing intrastate and interstate pipeline infrastructure. We believe that our established positions in these areas give us an opportunity to expand our gathering system footprint and increase our throughput volumes and plant utilization, ultimately increasing cash flows.

A history of improving well performance and lower operating and development costs associated with our areas of operation generally enable producers to achieve attractive returns on investment through various gas price environments. In addition, certain of our assets gather and process natural gas in rich gas shale plays which typically contain NGLs. The NGLs create additional value and improved drilling economics for our producers. We operate five systems located in basis that include NGL rich gas shale plays, (i) the Cowtown System; (ii) the Granite Wash System; (iii) the Las Animas Systems; and (iv) the two systems acquired by Crestwood Marcellus Midstream LLC (CMM, our unconsolidated affiliate) in the Marcellus segment. For the year ended December 31, 2012, our consolidated systems (i.e., excluding CMM) located in NGL rich gas basins contributed approximately 56% of our total revenues and 32% of our total gathering volumes. For the year ended December 31, 2012, our consolidated and unconsolidated systems that we operate located in NGL rich gas basins (i.e., including 100% of CMM’s results), when combined, would have contributed approximately 61% of our total consolidated and unconsolidated revenues and 51% of total consolidated and unconsolidated gathering volumes. Additionally, existing intrastate and interstate pipelines interconnect with our midstream assets to provide our customers with access to growing and diverse natural gas markets, located in the northeast, midwest and southeastern United States. These factors support continued producer drilling and development activity in the basins or shale plays in which we operate.

Our customer contracts are typically long-term and fixed fee. Our primarily fixed-fee and long-term contract structure largely eliminates our exposure to direct commodity price risk and provides us with long-term cash flow stability. More than 95% of our gross margin is derived from fixed-fee service contracts. The initial terms of a substantial number of our contracts extend through 2020. In addition, current and planned production from acreage dedications from Antero Resources Appalachian Corporation (Antero), Quicksilver Resources Inc. (Quicksilver), Devon Energy Corporation (Devon), BHP Billiton Petroleum (BHP), British Petroleum, Plc. (BP), XTO Energy, a subsidiary of Exxon Mobil Corporation (XTO Energy) and Chesapeake Energy Corporation (Chesapeake) should provide future growth.

We own and operate high quality, integrated assets. Substantially all of our assets have been constructed since 2006, which enables us to provide efficient and reliable service to our producers. Our relatively new asset base in relation to our competitors benefits from both low operating costs and minimal maintenance capital requirements. The integrated nature of our operations by which we provide gathering, processing, treating, compression, transportation and sales services, positions us well to serve our customers. Our system infrastructure and capacities have been designed to accommodate long-term basin development plans.

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

We have assembled an experienced business development team to lead our effort to develop greenfield opportunities. Our business development team is charged with pursuing opportunities in some of the more attractive unconventional oil and rich gas plays in North America. We expect that the majority of the initial funding for these development projects will take place at a private holding company controlled by our General Partner with funds sourced from private equity and debt placements. As these projects mature and begin generating sufficient cash flows, it is contemplated that these projects will be sold or dropped down into us through arms-length transactions providing us with a steady source of incremental cash flow.

We have strong sponsor support. First Reserve owns a significant equity interest in Crestwood Holdings, and as a result, has significant control over our operations. First Reserve has shown a strong commitment to our success to date, and we believe that they will continue to support our ongoing development. For example, during the first quarter of 2012, we formed our CMM joint venture with Crestwood Holdings, which is further discussed below. The assets which we operate in the Marcellus Systems are owned by our joint venture. We believe that First Reserve is one of the most respected and seasoned private equity investors focusing on the energy sector.

Acquisitions

We completed the following acquisitions during 2012 and 2013 to date:

CMLP Acquisitions

CMM Acquisition. During the first quarter of 2012, we and Crestwood Holdings formed the CMM joint venture. We contributed approximately $131 million for a 35% membership interest and Crestwood Holdings contributed approximately $244 million for a 65% membership interest. We utilized available capacity under our Credit Facility to fund our contribution to CMM. In conjunction with the formation of CMM, we and Crestwood Holdings entered into a limited liability company agreement and an operating agreement governing CMM.

In January 2013, we acquired Crestwood Holdings’ 65% membership interest in CMM for approximately $129 million in cash, the issuance of 6,190,469 Class D units, representing limited partner interests in us to Crestwood Holdings, and the issuance of 133,060 general partner units to our General Partner. As a result of our acquisition of the additional membership interest, CMM became our wholly-owned consolidated subsidiary.

Devon Acquisition. During the third quarter of 2012, we acquired certain gathering and processing assets in the NGL rich gas region of the Barnett Shale from Devon for approximately $87 million (Devon Acquisition). The assets acquired consist of a 74 mile low pressure natural gas gathering system, a cryogenic processing facility with capacity of 100 MMcf/d and 23,100 hp of compression equipment, and are located in Johnson County, Texas (West Johnson County System) near our Cowtown gathering system. Additionally, as part of the transaction, we entered into a 20 year, fixed-fee gathering, processing and compression agreement with Devon, under which we gather and process Devon’s natural gas production from a 20,500 acre dedication.

CMM’s Marcellus Shale Acquisitions

Antero. During the first quarter of 2012, we and Crestwood Holdings, through the CMM joint venture, acquired certain of Antero’s gathering system assets located Harrison and Doddridge Counties, West Virginia. CMM’s purchase price to acquire the assets was approximately $380 million.

Antero may earn additional payments of up to $40 million based upon average annual production levels achieved during 2012, 2013 and 2014.

Additionally, CMM entered into a 20 year fixed-fee, Gas Gathering and Compression Agreement (GGA) with Antero, which provided for an area of dedication at the time of acquisition of approximately 127,000 gross acres, or 104,000 net acres, largely located in the rich gas corridor of the southwestern core of the Marcellus Shale play.

We operate CMM and all costs associated with its operation and the Antero assets will be reimbursed to us by CMM. Concurrent with the formation of CMM, we and Crestwood Holdings, arranged for a $200 million revolving credit facility that CMM can utilize for asset acquisitions and capital expenditures relating to the installation of gathering systems and compressor stations in the area of dedication as required by the GGA.

The area of dedication is largely located within the rich gas window of the southwestern core Marcellus Shale play in northern West Virginia. The Antero assets acquired consist of a 33 mile low pressure gathering system which gathered approximately 210 MMcf/d of natural gas produced from 59 existing Antero horizontal Marcellus Shale wells located within the area of dedication. The gathering pipelines deliver Antero’s Marcellus Shale production to various regional pipeline systems including Columbia, Dominion, Equitrans and Mark West Energy Partners’ Sherwood Gas Processing Plant. The GGA provides CMM with a right of first offer, for seven years from closing, to acquire any future Antero midstream assets sold by Antero in an area of approximately 100,000 acres adjacent to the area of dedication that includes prospective rich gas acreage. Under the GGA, Antero will pay CMM a fixed-fee per Mcf (subject to annual escalations) for all low pressure gathering, high pressure gathering and compression services requested by Antero in the area of dedication. Additionally, as part of the GGA, Antero committed to deliver minimum annual throughput volumes to CMM for a seven year period from January 1, 2012 to January 1, 2019, ranging from an average of 300 MMcf/d in 2012 to an average of 450 MMcf/d in 2018. This minimum volume commitment feature will provide CMM with a minimum threshold of cash flow applicable to the Antero assets each year based upon actual volumes compared to contractual minimum volume commitments for such year.

E. Marcellus Asset Company, LLC (EMAC). On December 28, 2012, CMM acquired all of the membership interests in EMAC from Enerven Compression, LLC for approximately $95 million. EMAC’s assets consist of four compression and dehydration stations located on CMM’s gathering systems in Harrison County, West Virginia. These assets provide compression and dehydration services to Antero under a compression services agreement through 2018. Antero has the option to renew the agreement for an additional five years upon expiration of the original agreement.

Our Operating Segments

We conduct all of our operations in the midstream sector with eight operating segments, four of which are reportable segments. Our operating segments reflect how we manage our operations and are reflective of primary geographic areas in which we operate. Our reportable segments consist of Barnett, Fayetteville, Granite Wash and Marcellus. Our operating segments are engaged in gathering, processing, treating, compression, transportation and sales of natural gas and the delivery of NGLs in the United States.

As of December 31, 2012, we managed 849 miles of natural gas gathering pipelines, and NGL, gas lift, residue and production lines that range in size from four to twenty inches in diameter.

Barnett:

Cowtown System. Located principally in Hood, Somervell and Johnson Counties, Texas in the southern portion of the Fort Worth Basin, the Cowtown System includes:

•	the Cowtown pipeline, which consists of NGL rich gas gathering systems that gather natural gas produced by our customers and delivers it to the Cowtown or Corvette plants for processing;

•

the Cowtown plant, which consists of two natural gas processing units that extract NGLs from the natural gas stream and deliver customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream; and

•	the Corvette plant, which extracts NGLs from the natural gas stream and delivers customers’ residue gas and extracted NGLs to unaffiliated pipelines for sale downstream.

Residue gas from the Cowtown and Corvette plants is delivered to Atmos Energy Corporation, Enterprise Texas Pipeline LLC and/or Energy Transfer Partners, LP (Energy Transfer). Extracted NGLs from the Cowtown and Corvette plants are delivered to West Texas Pipeline, LP and Lone Star NGL LLC for delivery to Mont Belvieu, Texas. For the year ended December 31, 2012, the Cowtown and Corvette plants had a total average throughput of 132 MMcf/d of natural gas with an average NGL recovery of 17,098 Bbl/d.

The West Johnson County System was operational from the date we acquired the plant (August 24, 2012) to the date we electively ceased operating the plant (December 1, 2012). We are currently evaluating other potential uses for the West Johnson County plant, which has a processing capacity of 100 MMcf/d of natural gas.

Lake Arlington System. Located in eastern Tarrant County, Texas, the Lake Arlington System consists of a gas gathering system and related compression facility. This system gathers natural gas produced by our customers and delivers it to Energy Transfer.

Alliance System. Located in northern Tarrant and southern Denton Counties, Texas, the Alliance System consists of a gas gathering system and a related dehydration, compression and amine treating facility. This system gathers natural gas produced by our customers and delivers it to Energy Transfer and Crosstex Partners, LP (Crosstex).

Fayetteville:

Twin Groves / Prairie Creek / Woolly Hollow Systems. Located in Conway and Faulkner Counties, Arkansas, the Twin Groves/Prairie Creek/Woolly Hollow Systems consist of three gas gathering, compression, dehydration and treating facilities. These systems gather natural gas produced by BHP, BP and XTO Energy and delivers to Texas Gas Transmission, Ozark Gas Transmission and Fayetteville Express Pipeline.

Wilson Creek System. Located in Van Buren County, Arkansas, the Wilson Creek System consists of a gas gathering system and a related compression facility. This system gathers natural gas produced by independent producers and delivers to Ozark Gas Transmission.

Rose Bud System. Located in White County, Arkansas, the Rose Bud System consists of a gas gathering system and a related compression facility. This system gathers natural gas produced by XTO Energy and delivers to Ozark Gas Transmission.

Granite Wash:

Granite Wash System. Located in Roberts County, Texas, the Granite Wash System consists of:

•	the Indian Creek rich gas gathering system and related compression facility; and

•	the Indian Creek processing plant, which consists of a gas processing unit that extracts NGLs from the natural gas stream.

The residue gas and extracted NGLs are delivered to unaffiliated downstream pipelines for sale. This system gathers rich natural gas produced by Chesapeake, Linn Energy, LLC and Sabine Oil and Gas LLC (Sabine) and interconnects with Mid-America Pipeline, a subsidiary of Enterprise Products Partners, L.P. for ultimate delivery of NGLs to Mont Belvieu, Texas, which historically has received premium pricing compared to the Conway NGL market. The residue gas is delivered to ANR Pipeline and Northern Natural Gas Pipeline to provide access to the Mid-Continent gas markets.

Marcellus:

Marcellus Systems. Located in Harrison and Doddridge Counties, West Virginia, the Marcellus Systems consist of low pressure gas gathering systems and compression and dehydration facilities. The Marcellus Systems interconnect with various interstate pipeline systems including Columbia, Dominion and Equitrans. The Marcellus Systems deliver high NGL content natural gas to MarkWest Energy Partners’ Sherwood Gas Processing Plant. For a further discussion of our Marcellus assets, see Acquisitions above.

Other:

Las Animas Systems. Located in Eddy County, New Mexico, the Las Animas assets consist of three gas gathering systems located in the Morrow/Atoka reservoir and the Avalon Shale rich gas trend in the Permian Basin. The Las Animas Systems include approximately 55,000 acres of dedication from Bass Oil Production Company through 2017. We believe our assets will be well positioned to benefit from future drilling in the NGL rich Avalon Shale formation.

Sabine System. Located in Sabine Parish, Louisiana, the Sabine assets consist of high-pressure gas gathering pipelines. The system provides gathering and treating services for production from Chesapeake, Comstock Resources, Inc., Forest Oil Corporation, Wildcat Sabine Pipeline LLC and Devon in the Haynesville/Bossier Shale with deliveries to Gulf South Pipeline and Tennessee Gas Pipeline Company, LLC. The Sabine System is supported by fixed-fee contracts with producers who dedicated approximately 20,000 acres to us. These contracts have initial terms through 2019 to 2021.

All of our pipelines are constructed on rights-of-way granted by the owners of the property. We have obtained, where necessary, license or permit agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, waterways, roads, railroad properties and state highways, as applicable. In some cases, property on which our pipelines were built was purchased in fee simple.

The following table lists our properties, including properties that we operate, and approximate asset capabilities as of December 31, 2012 by location:

	Pipeline Miles	Nominal Capacities (MMcfd)				Installed Compression (Hp)	Compression Units
		Gathering	Processing	Treating	Dehydration
Barnett
Owned
Cowtown System	298	425	425	—	425	103,590	33
Lake Arlington System	10	230	—	—	235	30,480	7
Alliance System	42	300	—	340	240	43,680	7

Barnett - Owned	350	955	425	340	900	177,750	47

Operated non-owned
Cowtown System	104	—	—	—	—	—	—
Lake Arlington System	10	—	—	—	—	—	—
Alliance System	35	—	—	—	—	—	—

Barnett - Operated	149	—	—	—	—	—	—

Total Barnett - Owned/Operated	499	955	425	340	900	177,750	47
Fayetteville
Twin Groves/Prairie Creek/Woolly Hollow System	129	350	—	185	180	26,635	14
Wilson Creek System	24	100	—	—	5	425	1
Rose Bud System	15	60	—	—	5	630	1

Total Fayetteville	168	510	—	185	190	27,690	16

Granite Wash
Granite Wash System	36	36	36	—	—	10,890	10

Other
Las Animas System	47	50	—	—	34	—	1
Sabine System	57	100	—	74	72	—	—

Total Other	104	150	—	74	106	—	1

Marcellus(1)	42	420	—	—	300	43,100	31

Total	849	2,071	461	599	1,496	259,430	105

(1)	Represents assets owned by our unconsolidated affiliate, CMM, and that are operated by us.

Competition

The midstream energy industry is highly competitive. Competition is based on, among other things, the following:

•	reputation;

•	efficiency;

•	flexibility;

•	size;

•	credit quality and reliability of the gatherer;

•	the pricing arrangements offered by the gatherer;

•	location of the gatherer’s pipeline facilities; and

•	the gatherer’s ability to offer a full range of services including natural gas gathering, processing, treating, compression, transportation and sales.

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

Our primary competitors in the midstream industry consist of Energy Transfer, Crosstex, Eagle Rock Energy Partners, LP, Enterprise Product Partners and certain producer-owned gathering systems.

We believe that we are able to compete with these companies based on gathering and processing efficiencies, operating costs and commercial terms offered to producers, along with the location and available capacity of our gathering systems and processing plants.

Customers and Concentration of Credit Risk

Quicksilver’s production volumes accounted for approximately 48%, 59% and 86% of our total revenues for the years ended December 31, 2012, 2011 and 2010. We also gather certain natural gas volumes that Quicksilver purchases from Eni SpA, which comprised 5%, 5% and 7% of our total revenues for the years ended December 31, 2012, 2011 and 2010. BHP, our largest customer in our Fayetteville segment, accounted for approximately 11% of our total revenues for the year ended December 31, 2012 and approximately 9% of our total revenues for the period from acquisition (April 1, 2011) to December 31, 2011.

Although Quicksilver and BHP continue to develop their resources in counties in and around the Barnett and Fayetteville Shales, respectively, reductions in their future drilling programs could result in reduced volumes gathered, treated and processed in our facilities, if not replaced by other producers in the affected system or other system. In addition, a default in payments by Quicksilver or BHP to us for our services could have a material impact on our cash flows.

Regulatory Environment

Governmental Regulation

Regulation of our business may affect certain aspects of our operations and the market for our products and services. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory requirements, complaint-based rate regulation or general utility regulation. In Texas, we have filed with the Texas Railroad Commission (TRCC) to establish rates and terms of service for certain of our pipelines.

In Texas, our assets include intrastate common carrier NGL pipelines subject to the regulation of the TRCC, which requires that our NGL pipelines file tariff publications that contain all the rules and regulations governing the rates and charges for services we perform. NGL pipeline rates may be limited to provide no more than a fair return on the aggregate value of the pipeline property used to render services.

Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act, or NGA, exempts natural gas gathering facilities from the jurisdiction of the Federal Energy Regulatory Commission (FERC). Our natural gas gathering activity is not subject to Internet posting requirements imposed by the FERC as a result of the FERC’s market transparency initiatives. We believe that our natural gas pipelines meet the traditional tests that the FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to the FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, is the subject of substantial, on-going litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by the FERC, the courts or Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. In recent years, the FERC has taken a more light-handed approach to regulation of the gathering activities of interstate pipeline transmission companies, which has resulted in a number of such companies transferring gathering facilities to unregulated affiliates. As a result of these activities, natural gas gathering may begin to receive greater regulatory scrutiny at both the state and federal levels. Our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services. Our natural gas gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Safety and Maintenance Regulation

The pipelines we use to gather and transport natural gas and NGLs are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the Department of Transportation (DOT), pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (NGPSA) with respect to natural gas and Hazardous Liquids Pipeline Safety Act of 1979, as amended, or the (HLPSA) with respect to NGLs. Both the NGPSA and the HLPSA have been amended by the Pipeline Safety Improvement Act of 2002 (PSIA) which was reauthorized and amended most recently by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of natural gas and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. liquid and gas transportation pipelines and some gathering lines in high-population areas.

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

In addition, we are subject to a number of federal and state laws and regulations, including the Occupational Safety and Health Administration (OSHA) and comparable state statutes, the purposes of which are to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency’s (EPA) community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that such information be provided to employees, state and local government authorities and citizens.

We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, as well as the EPA’s Risk Management Program (RMP) which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds or any process which involves flammable liquid or gas in excess of 10,000 pounds. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in material compliance with all applicable laws and regulations relating to worker health and safety.

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

Hazardous Substances and Waste

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, solid and hazardous wastes and petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict, and in some cases, joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA or Superfund law) and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons referred to as potentially responsible parties (PRPs). These PRPs include current owners or operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, PRPs may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the PRPs. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Despite the “petroleum exclusion” of CERCLA Section 101(14), which currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA, or similar state statutes, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, including hazardous wastes, which are subject to the requirements of the Resource Conservation and Recovery Act (RCRA) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as “hazardous wastes” and, therefore, be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Air Emissions

Our operations are subject to the Federal Clean Air Act (CAA), and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we are in material compliance with these requirements. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Climate Change

In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (GHG) present an endangerment to public health and the environment because emissions of such naturally occurring gases are contributing to the warming of the earth’s atmosphere and other climate changes, the EPA has adopted regulations under existing provisions of the CAA that would require a reduction in emissions of GHG from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the Prevention of Significant Deterioration (PSD) and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is widely expected that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. With regard to the monitoring and reporting of GHG, on November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule published in October 2009 to include onshore and offshore oil and natural gas production and onshore oil and natural gas processing, transmission, storage, and distribution activities, which includes certain of our operations. In addition, the rule requires the reporting of GHG emissions for covered facilities on an annual basis beginning in 2012 for GHG emissions occurring in 2011. As of December 31, 2012, we were in compliance with the EPA rule.

Water Discharges

The Federal Water Pollution Control Act (Clean Water Act) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the U.S. and adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the Army Corps of Engineers or an analogous state agency. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of regulated waters in the event of a hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in material compliance with these requirements. However, federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition, results of operations or cash flows.

Endangered Species

The Endangered Species Act (ESA) restricts activities that may affect endangered or threatened species or their habitats. While some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in material compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.

Anti-terrorism Measures

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (DHS) to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on establish chemicals of interest and their respective threshold quantities that will trigger compliance. We have determined the extent to which our facilities are subject to the rule, made the necessary notifications and determined that the requirements will not have a material impact on our financial condition, results of operations or cash flows.

Employees

Neither we nor our General Partner has any employees. Employees of Crestwood Holdings provide services to our General Partner pursuant to an Omnibus Agreement among our General Partner and Crestwood Holdings. The Omnibus Agreement terminates on the earlier of August 10, 2017 or at such time as Crestwood Holdings ceases to own or control a majority of the issued and outstanding voting securities of our General Partner.

Available Information and Corporate Governance Documents

Available Information

Our website is www.crestwoodlp.com. We make available, free of charge on or through our website, our annual report, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after the reports are filed with the SEC. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also obtain such reports from the SEC’s Internet website at www.sec.gov.

Corporate Governance Documents

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the audit committee and the conflicts committee of our General Partner’s board of directors are also available on our Internet website. We will also provide, free of charge, a copy of any of our governance documents listed above upon written request to our General Partner’s corporate secretary at our principal executive office. Our principal executive offices are located at 700 Louisiana Street, Suite 2060, Houston, Texas 77002. Our telephone number is 832-519-2200.

Item 1A.	Risk Factors

You should carefully consider the following risk factors together, with all of the other information included in this report, when deciding whether to invest in us. Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should be aware that the occurrence of any of the events described in this report could have a material adverse effect on our business, financial condition, results of operations and cash flows. In such event, we may not be able to make distributions to our unitholders and the trading price of our common units could decline.

Risks Related to Our Business

We are dependent on a limited number of natural gas producers, including Quicksilver, for the natural gas we gather, process, treat, compress, transport and sell. A material reduction in production by these customers would result in a material decline in our revenue and cash available for distribution.

We rely on a limited number of customers for our revenue. Our top five customers comprised approximately 85% of our total consolidated revenues in 2012. Although many of our contracts extend to 2020 and beyond, we may be unable to negotiate on favorable terms, if at all, any extension or replacement of our contracts with such customers after the term of their respective contracts expire. Our largest customer is Quicksilver. Quicksilver’s production volumes accounted for 48% of our total revenues in 2012. We also gather certain natural gas volumes that Quicksilver purchases from Eni SpA, which comprised approximately 5% of our total revenues in 2012. We expect Quicksilver to continue to account for a significant portion of our revenues in 2013.

Quicksilver has no contractual obligation to develop its properties in the areas covered by their dedication to us and it may determine that it is strategically more attractive to direct its capital spending and resources to other areas. A decrease in Quicksilver’s capital spending and reserves in the areas covered by their dedication to us could result in reduced natural gas gathered and processed by us and a material decline in our revenue and cash flow.

Furthermore, the credit ratings of Quicksilver are below investment grade. Accordingly, the risk of loss resulting from any material non-payment or non-performance by Quicksilver is higher than it would be with a more creditworthy customer, especially in light of the significant concentration of business conducted with Quicksilver. Unless and until we significantly diversify our customer base, we expect to remain subject to non-diversified risk of non-payment or late payment of our fees. In addition, Quicksilver is highly leveraged and subject to its own operating and regulatory risks, which could increase the risk that it may default on its obligations to us.

We may not have sufficient available cash to enable us to make cash distributions to holders of our common units at the current distribution rate under our cash distribution policy.

In order to pay cash distributions of $0.51 per unit per quarter (based on the distribution declared in January 2013), or $2.04 per unit per year, we must generate available cash of approximately $25.1 million per quarter, or $100.4 million per year based on the number of general partner units and common units outstanding on

December 31, 2012. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the announced distributions. The amount of cash we can distribute depends principally upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on, among other things:

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

In addition to expanding our existing systems, one of our primary strategies is to pursue acquisitions. If we are unable to make these acquisitions because we are: (1) unable to identify attractive acquisition candidates, to analyze acquisition opportunities successfully from an operational and financial point of view or to negotiate acceptable purchase contracts with them; (2) unable to obtain financing for these acquisitions on economically acceptable terms; or (3) outbid by competitors, then our future growth could be limited. Furthermore, even if we do make acquisitions, these acquisitions may not result in an increase in the cash generated by operations.

Any acquisition involves potential risks, including, among other things:

•	incorrect assumptions about volumes, revenues and costs, including synergies;

•	an inability to successfully integrate the assets we acquire;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	incorrect assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business matters;

•	unforeseen difficulties of operating in new product areas, with new customers, or new geographic areas;

•	customer or key employee losses at the acquired businesses;

•	an inability to secure adequate customer commitments to use the acquired systems or facilities;

•	operating a larger combined organization and adding operations;

•

maintaining an effective system of internal controls related to the acquired business and integrating internal controls, compliance under the Sarbanes Oxley Act of 2002 and other regulatory compliance and corporate governance matters; and

•	potential environmental or regulatory compliance matters or liabilities and title issues, including certain liabilities arising from the operation of the acquired business before the acquisition

Any of the above risks could significantly impair our ability to manage our business and materially and adversely affect our business, results of operations and financial condition.

We depend on our midstream assets to generate our revenues, and if the utilization of these assets was reduced significantly, there could be a material adverse effect on our revenues, earnings and ability to make cash distributions to our unitholders.

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

The magnitude of the effect on us of any curtailment of our operations will depend on the length of the curtailment and the extent of the operations affected by such curtailment. We have no control over many of the factors that may lead to a curtailment of operations. In the event that we are unable to provide gathering, processing, treating, compression, transportation or sales services for 60 consecutive days our producers may have the right to deliver their gas to alternative pipelines. If such a termination were to occur, it could cause our revenues, earnings and cash flow to decrease.

We cannot control the operations of third party NGL fractionation and natural gas and NGL transportation facilities, and our business, results of operations, financial condition and cash available for distribution could be adversely affected.

We depend upon third-party NGL transportation and fractionation systems that we do not own. Since we do not own or operate these assets, their continuing operation is not within our control. If any of these third party pipelines and other facilities becomes unavailable or capacity constrained, it could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution to our unitholders.

If one of our gas gathering agreements were to be terminated by a customer as a result of our failure to perform certain obligations under the agreement, and we were unable to secure comparable alternative arrangements, our financial condition, results of operations, cash flows and ability to make cash distributions to our unitholders would be adversely affected.

Our gas gathering agreements are terminable if we fail to perform any of our material obligations and fail to correct such non-performance within specified periods. To the extent a customer terminates a gas gathering agreement or there is a reduction in our minimum volume commitments, our business, results of operation, financial condition and ability to make cash distributions to our unitholders may be adversely affected.

A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

Our operations are generally exempt from the jurisdiction and regulation of the FERC, except that we are subject to the anti-market manipulation provisions in the Natural Gas Act, as amended by the Energy Policy Act of 2005, and to the FERC’s regulations thereunder, including the FERC’s authority to impose fines of up to $1 million per day per violation. Notwithstanding, FERC regulation still affects these businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, the FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we have no assurance that the FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has regularly been the subject of substantial, on-going litigation. Consequently, the classification and regulation of some of our pipelines could change based on future determinations by the FERC, the courts or Congress. If our gas gathering operations become subject to FERC jurisdiction, the result may adversely affect the rates we are able to charge and the services we currently provide, and may include the potential for a termination of the gathering and processing agreements with our customers.

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

These laws, regulations and permits, and the enforcement and interpretation thereof, change frequently and generally have become more stringent over time. In particular, requirements pertaining to air emissions, including volatile organic compound emissions, have been implemented or are under development that could lead us to incur significant costs or obligations or curtail our operations. For example, GHG emission regulation has become more stringent. We are currently required to report annual GHG emissions from some of our operations, and additional GHG emission-related requirements are in various stages of development. In addition, the EPA has now begun regulating GHG emissions from stationary sources pursuant to the Prevention of Significant Deterioration and Title V provisions of the CAA. Such regulations could require us to modify existing or obtain new permits, implement additional pollution control technology, curtail operations or increase significantly our operating costs in the future. Any regulation of GHG emissions, including through a cap-and-trade or similar emissions trading schemes, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, reputation, operating performance and product demand. In addition, to the extent climate change results in more severe weather, our customers’ operations may be disrupted, which could reduce product demand.

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

We had approximately $558 million of long-term debt outstanding as of December 31, 2012. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, results of operations, financial condition and business prospects.

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

Increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes, and our ability to make payments on our debt obligations.

Interest rates may increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Therefore, changes in interest rates either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue equity or incur debt for acquisitions or other purposes and to make payments on our debt obligations.

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

Our industry is highly competitive, and increased competitive pressure could adversely affect our ability to execute our growth strategy.

We compete with similar enterprises in our area of operation. Our competitors may expand or construct gathering systems and associated infrastructure that would create additional competition for the services we provide our customers. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenues and cash flow could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may conduct certain operations through joint ventures that may limit our operational flexibility.

Prior to January 8, 2013, our operations in the Marcellus Shale region were conducted through joint venture arrangements, and we may enter additional joint ventures in the future. In a joint venture arrangement, we could have less operational flexibility, as actions must be taken in accordance with the applicable governing provisions of the joint venture. In certain cases:

•	we could have limited ability to influence or control certain day to day activities affecting the operations;

•	we could have limited control on the amount of capital expenditures that we are required to fund with respect to these operations;

•	we could be dependent on third parties to fund their required share of capital expenditures;

•	we may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets; and

•	we may be forced to offer rights of participation to other joint venture participants in certain areas of mutual interest.

In addition, our joint venture participants may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture and to pay their share of capital and other costs of the joint venture. The performance and ability of the third parties to satisfy their obligations under joint venture arrangements is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected. Our joint venture partners may be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, and disputes between us and our joint venture partners may result in delays, litigation or operational impasses. The risks described above or the failure to continue our joint ventures or to resolve disagreements with our joint venture partners could adversely affect our ability to conduct business that is the subject of a joint venture, which could in turn negatively affect our financial condition and results of operations.

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

Risks Inherent to an Investment in Us

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

Prior to making distributions on our common units, we will reimburse our General Partner and its affiliates for all expenses they incur on our behalf. These expenses will include all costs incurred by Crestwood Holdings and our General Partner in managing and operating us. Our Second Amended and Restated Agreement of Limited Partnership of CMLP, dated February 19, 2008, as amended (Partnership Agreement) provides that our General Partner will determine in good faith the expenses that are allocable to us. The reimbursements to Crestwood Holdings and our General Partner will reduce the amount of cash otherwise available for distribution to our unitholders.

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

The unitholders initially will be unable to remove our General Partner without its consent because our General Partner and its affiliates currently own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. As of December 31, 2012, the General Partner and Crestwood Holdings beneficially owned 39.8% of our outstanding limited partner units. As of February 14, 2013, the General Partner and Crestwood Holdings beneficially owned 46.3% of our limited partner units.

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

As of December 31, 2012, Crestwood Holdings beneficially held an aggregate of 19,544,089 common units. The sale of any or all of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market on which common units are traded.

Our General Partner has a limited call right that may require existing unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price. As a result, existing unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Existing unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2012, the General Partner and Crestwood Holdings beneficially owned 39.8% of our outstanding limited partner units. As of February 14, 2013 the General Partner and Crestwood Holdings beneficially owned 46.3% of our limited partner units.

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

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe, based upon our current operations that we will be so treated, the Internal Revenue Service (IRS), could disagree with positions we take or a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits recognized by us would flow through to our unitholders. If we were treated as a corporation at the state level, we would likely also be subject to entity-level state income tax at varying rates.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. One such legislative proposal would eliminate the qualifying income exemption upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes that is not taxable as a corporation, affect or cause us to change our business activities, affect the tax considerations of an investment in us, change the character or treatment of portions of our income, adversely affect an investment in our common units or otherwise negatively impact the value of an investment in our common units.

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

An Internal Revenue Service challenge of the federal income tax positions we have taken or may take may adversely affect the market for our common units, and the cost of any Internal Revenue Service challenge will reduce our cash available for distribution to our unitholders.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we have taken or may take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we have taken or may take. A court may not agree with some or all the positions we have taken or may take. Any challenge with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any challenge with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our General Partner and thus will be borne indirectly by our unitholders and our General Partner.

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

Investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts (IRAs) Keogh plans and other retirement plans, regulated investment companies, real estate investment trusts, mutual funds and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. Tax-exempt entities or foreign persons should consult their tax advisor regarding their investment in our common units.

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

A description of our properties is included in Item 1. Business, and is incorporated herein by reference.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties or the use of these properties in our business. We believe that our properties are adequate and suitable for the conduct of our business in the future.

Item 3.	Legal Proceedings

A description of our legal proceedings is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingent Liabilities, and is incorporated herein by reference.

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

Quarter Ended	High	Low	Distributions Per Common Unit	Record Date	Payment Date
2011
March 31, 2011	$31.78	$27.00	$0.44	May 3, 2011	May 13, 2011
June 30, 2011	$33.00	$26.50	$0.46	Aug. 2, 2011	Aug. 12, 2011
September 30, 2011	$28.15	$21.72	$0.48	Nov. 1, 2011	Nov. 10, 2011
December 31, 2011	$32.58	$22.00	$0.49	Jan. 31, 2012	Feb. 10, 2012

2012
March 31, 2012	$32.45	$27.50	$0.50	May 1, 2012	May 11, 2012
June 30, 2012	$29.24	$24.13	$0.50	Aug. 2, 2012	Aug. 10, 2012
September 30, 2012	$29.12	$22.11	$0.51	Oct. 30, 2012	Nov. 9, 2012
December 31, 2012	$24.50	$19.90	$0.51	Jan. 31, 2013	Feb. 12, 2013

The last reported sale price of our common units on the NYSE on February 14, 2013, was $26.16. As of that date, we had 15 holders of record of our common units, including Cede & Co., as nominee for the Depository Trust Company, which held of record 21,621,052 common units. As of February 14, 2013, we have also issued and outstanding 7,349,814 Class C units, which were held of record by 16 holders, issued and outstanding 6,190,469 Class D units, which were held by Crestwood Holdings, and 1,112,674 general partner units.

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

General Partner Interest and Incentive Distribution Rights. Our General Partner is currently entitled to 2% of all quarterly distributions that we make prior to our liquidation. As of December 31, 2012 our General Partner interest is represented by 979,614 general partner units. Our General Partner has the right, but not the obligation, to contribute a proportional amount of capital to us to maintain its current general partner interest. The General Partner’s 2% interest in these distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportional amount of capital to us to maintain its 2% general partner interest.

Our General Partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus in excess of $0.45 per unit per quarter. The maximum distribution of 50% includes distributions paid to our General Partner on its 2% general partner interest and assumes that our General Partner maintains its general partner interest at 2%. The maximum distribution of 50% does not include any distributions that our General Partner may receive on limited partner units that it owns.

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our General Partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our General Partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our General Partner include its 2% general partner interest and assume our General Partner has contributed any additional capital to maintain its 2% general partner interest and has not transferred its incentive distribution rights.

	Total Quarterly Distribution Per Unit Target Amount	Marginal Percentage Interest in Distributions*
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.3000	98%	2%
First Target Distribution	up to 0.3450	98%	2%
Second Target Distribution	above 0.3450 up to 0.3750	85%	15%
Third Target Distribution	above 0.3750 up to 0.4500	75%	25%
Thereafter	above 0.4500	50%	50%

*	Assuming there are no arrearages on common units and that our General Partner maintains its 2% general partner interest and continues to own the incentive distribution rights.

Performance Graph

The following performance graph compares the cumulative total unitholder return of our common units with the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Alerian MLP Index for the period from our initial public offering (August 7, 2007) to December 31, 2012, assuming an initial investment of $100 and reinvestment of all subsequent distributions or dividends, as applicable.

Comparison of Cumulative Total Return

Item 6.	Selected Financial Data

The following selected historical financial data as of December 31, 2012 to 2008 and for the years ended December 31, 2012 to 2008 is derived from the audited consolidated financial statements for CMLP and its subsidiaries. The selected historical financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010 (1)	2009	2008
Statement of Income Data:
Operating revenues	$213,961	$205,820	$113,590	$95,881	$76,084
Operating income	62,723	73,871	47,872	43,408	37,151
Income before income taxes	32,952	46,254	34,322	34,890	28,725
Net income from continuing operations	31,746	45,003	34,872	34,491	28,472
Loss from discontinued operations	—	—	—	(1,992)	(2,330)
Net income	31,746	45,003	34,872	32,499	26,142

Performance Measures:
Diluted income per unit:
From continuing operations per limited partner unit	$0.37	$1.00	$1.03	$1.25	$1.03
Net income from continuing operations per limited partner unit	$0.37	$1.00	$1.03	$1.18	$0.95

Distributions declared per limited partner unit (2)	$2.02	$1.87	$1.66	$1.52	$1.39

Volumes gathered (MMcf)	217,914	208,146	125,317	93,955	70,617
Volumes processed (MMcf)	63,264	52,613	46,660	54,386	56,225

Non-GAAP Performance Measures:
EBITDA (3)	$112,296	$107,683	$70,231	$64,238	$50,293
Adjusted EBITDA (4)	119,328	109,962	76,549	64,238	50,293

Balance Sheet Data:
Property, plant and equipment, net	$784,371	$746,045	$531,371	$482,497	$441,863
Total assets	1,233,407	1,026,892	570,627	487,624	502,606
Long-term debt	558,161	512,500	283,504	125,400	174,900
Other long-term obligations (5)	16,349	15,474	9,877	62,162	123,928
Partners’ capital	620,695	455,623	258,753	284,837	115,208

(1)

In January 2010, we acquired from Quicksilver certain midstream assets consisting of a gathering system and a compression facility, an amine treating facility and a dehydration facility in northern Tarrant and southern Denton Counties, Texas. We refer to these assets collectively as the “Alliance Assets” and the acquisition as the “Alliance Acquisition.” Due to Quicksilver’s control of CMLP through its ownership of the General Partner at the time of the Alliance Acquisition, the Alliance Acquisition is considered a transfer of net assets between entities under common control. As a result, CMLP was required to revise its financial statements to include the financial results and operations of the Alliance Assets. As such, the selected financial data gives retroactive effect to the Alliance Acquisition as if CMLP owned the Alliance Assets since August 8, 2008, the date on which Quicksilver acquired the Alliance Assets.

(2)	Reported amounts include the fourth quarter distribution, which was paid in the first quarter of the subsequent year.

(3)

Defined as net income plus interest expense, income tax provision, and depreciation, amortization and accretion expense (EBITDA). Additional information regarding EBITDA, including a reconciliation of EBITDA to net income as determined in accordance with GAAP, is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)

Defined as EBITDA adjusted for the impact of certain significant items, such as third party costs incurred related to potential and completed acquisitions and other transactions identified in a specific reporting period. Additionally, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliate by adjusting our equity earnings from our unconsolidated affiliate for our proportionate share of its depreciation and amortization, interest and other significant items for a specific reporting period. Additional information regarding Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income as determined in accordance with GAAP, is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Other long-term obligations include our capital leases and asset retirement obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying footnotes. Our MD&A includes forward-looking statements that are subject to risks and uncertainties (described further in Part I, Item 1A. Risk Factors) that may result in actual results differing from the statements we make.

Listed below is a general outline of our MD&A:

•	Business and Performance Metrics

•	Current Year Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Estimates

Business and Performance Metrics

We are a growth-oriented midstream master limited partnership which owns and operates predominately fee-based gathering, processing, treating and compression assets servicing natural gas producers in the Barnett Shale in north Texas, the Fayetteville Shale in northwestern Arkansas, the Granite Wash in the Texas Panhandle, the Marcellus Shale in northern West Virginia, the Avalon Shale/Bone Spring in southeastern New Mexico, and the Haynesville/Bossier Shale in western Louisiana. We provide midstream services to various producers that focus on developing unconventional resources across the United States. Our largest producer is Quicksilver Resources Inc. (Quicksilver). For the years ended December 31, 2012, 2011, and 2010, Quicksilver’s production volumes accounted for 48%, 59% and 86% of our total revenues. We also gather certain natural gas volumes that Quicksilver purchases from Eni SpA, which comprised 5%, 5% and 7% of our total revenues for the years ended December 31, 2012, 2011 and 2010.

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

The results of our operations are significantly influenced by the volumes of natural gas gathered and processed through our systems. We gather, process, treat, compress, transport and sell natural gas pursuant to fixed-fee and percent-of-proceeds contracts. Under our fixed-fee contracts, we do not take title to the natural gas or associated NGLs. For the year ended December 31, 2012, approximately 98% of our gross margin, which we define as total revenue less product purchases, is derived from fixed-fee service contracts, which minimizes our commodity price exposure and provides us with less volatile operating performance and cash flows. Under our percent-of-proceeds contracts, we take title to the residue gas, NGLs and condensate and remit a portion of the sale proceeds to the producer based on prevailing commodity prices. For the year ended December 31, 2012, revenues from percent-of-proceeds contracts accounted for approximately 2% of our gross margin.

Although we do not have significant direct commodity price exposure, lower natural gas prices could have a potential negative impact on the pace of drilling in dry gas areas – such as areas in the Barnett Shale (gathered by the Alliance and Lake Arlington Systems), the Fayetteville Systems and the Sabine System (part of the Haynesville/Bossier Shale). We operate five systems located in basins that include NGL rich gas shale plays:

(i) the Cowtown System; (ii) the Granite Wash System; (iii) the Las Animas Systems; and (iv) two systems acquired by Crestwood Marcellus Midstream LLC (CMM, our unconsolidated affiliate), in the Marcellus segment. For the year ended December 31, 2012, our consolidated systems (i.e., excluding CMM) located in NGL rich gas basins contributed approximately 56% of our total revenues and 32% of our total gathering volumes. For the year ended December 31, 2012, our consolidated and unconsolidated systems that we operate located in NGL rich gas basins (i.e., including 100% of CMM’s results), when combined, would have contributed approximately 61% of our total consolidated and unconsolidated revenues and 51% of total consolidated and unconsolidated gathering volumes. A prolonged decrease in the commodity price environment could result in our customers reducing their production volumes which would result in a decrease in our revenues.

Our management uses a variety of financial and operational measures to analyze our performance. We view these measures as important factors affecting our profitability and unitholder value and therefore we review them monthly for consistency and to identify trends in our operations. These performance measures are outlined below.

Volumes — We must continually obtain new supplies of natural gas to maintain or increase throughput volumes on our gathering and processing systems. We routinely monitor producer activity in the areas we serve to identify new supply opportunities. Our ability to achieve these objectives is impacted by:

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

EBITDA and Adjusted EBITDA — We believe that EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company’s operational performance and its ability to incur and service debt, fund capital expenditures and make distributions. EBITDA and Adjusted EBITDA are not measures calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), as they do not include deductions for items such as depreciation, amortization and accretion, interest and income taxes, which are necessary to maintain our business. In addition, Adjusted EBITDA considers the impact of certain significant items, such as third party costs incurred related to potential and completed acquisitions and other transactions identified in a specific reporting period. Additionally, Adjusted EBITDA considers the adjusted earnings impact of our unconsolidated affiliate by adjusting our equity earnings from our unconsolidated affiliate for our proportionate share of its depreciation, amortization and accretion, interest and other significant items for a specific reporting period. EBITDA and Adjusted EBITDA should not be considered an alternative to net income, operating cash flow or any other measure of financial performance presented in accordance with GAAP. EBITDA and Adjusted EBITDA calculations may vary among entities, so our computation may not be comparable to measures used by other companies.

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

Growth through Diversification — Our operating results reflect our ability to diversify our shale play portfolio and increase volumes not only through our base business located in the Barnett Shale, but also through strategic acquisitions in a number of attractive shale plays in the United States. We believe that or experience and market position will allow us to realize significant ongoing growth opportunities by developing new greenfield projects in NGL and oil plays in areas with limited or constrained infrastructure which offer attractive returns on investment and seeking bolt-on acquisitions that provide operating synergies and allow for the development of our business in rich gas infrastructure plays, similar to our acquisition from Devon Energy Corporation (Devon). Our acquisition strategy includes diversifying and extending our geographic, customer and business profile and developing organic growth opportunities along the midstream value chain. The recent acquisition of our additional interest in CMM along with CMM’s acquisition of EMAC in December 2012 will substantially increase our exposure to the rich gas area of the Marcellus Shale region and will be an integral component of our growth-oriented business model.

Our consolidated systems gathered 595 MMcf/d for the year ended December 31, 2012 which is an increase of 4% from 2011 and 73% from 2010. Additionally, our processed volumes were 173 MMcf/d in 2012, an increase of 20% from 2011 and 35% from 2010. The increase in volumes resulted in a 4% increase in our overall revenues from 2011 and 88% from 2010. From March 2012 to December 31, 2012, CMM, our unconsolidated affiliate, gathered 302 MMcf/d.

Distribution Growth — For the year ended December 31, 2012, we either declared or paid distributions of $2.02 per limited partner unit, which represents an 8% increase over the distributions related to 2011 and a 22% increase over the distributions related to 2010.

Acquisitions

Devon Acquisition

On August 24, 2012, we completed the acquisition of certain gathering and processing assets in the NGL rich gas region of the Barnett Shale from Devon for approximately $87 million (the Devon Acquisition). The assets acquired consist of a 74 mile low pressure natural gas gathering system, a 100 MMcf/d cryogenic processing facility and 23,100 hp of compression equipment, and are located in Johnson County, Texas near our Cowtown gathering system. Additionally, we entered into a 20 year, fixed-fee gathering, processing and compression agreement with Devon, under which we will gather and process Devon’s natural gas production from a 20,500 acre dedication. Natural gas production gathered and processed under the agreement was approximately 96 MMcf/d as of December 31, 2012.

Due to the NGL rich gas quality of the natural gas production in this region of the Barnett Shale, Devon maintained an active drilling and development plan for the Johnson County area in 2012 and expects to continue to further develop the dedicated properties in 2013.

CMM Investment

On March 26, 2012, we invested approximately $131 million in cash in exchange for a 35% interest in CMM, which is held by our wholly-owned subsidiary. Crestwood Holdings LLC and its affiliates (Crestwood Holdings)

invested $244 million for the remaining 65% interest. CMM was formed to acquire certain of Antero Resources Appalachian Corporation’s (Antero) Marcellus Shale gathering system assets located in Harrison and Doddridge Counties, West Virginia. CMM’s purchase price to acquire the assets was approximately $380 million.

In January 2013, we acquired Crestwood Holdings’ 65% membership interest in CMM for approximately $129 million in cash, the issuance of 6,190,469 Class D units, representing limited partner interests in us to Crestwood Holdings, and the issuance of 133,060 general partner units to our General Partner. As a result of our acquisition of the additional membership interest, CMM became our wholly-owned consolidated subsidiary.

Antero may earn additional payments of up to $40 million based upon average annual production levels achieved during 2012, 2013 and 2014. During 2012, Antero did not meet the annual production level to earn additional payments.

Additionally, CMM entered into a 20 year, fixed-fee, Gas Gathering and Compression Agreement (GGA) with Antero, which provided for an area of dedication at the time of acquisition of approximately 127,000 gross acres, or 104,000 net acres, largely located in the rich gas corridor of the southwestern core of the Marcellus Shale play. As part of the GGA, Antero committed to delivery of minimum annual volumes to CMM for a seven year period from January 1, 2012 to January 1, 2019, ranging from an average of 300 MMcf/d in 2012 to an average of 450 MMcf/d in 2018. During the period ended December 31, 2012, Antero delivered less than the minimum annual throughput volumes and at December 31, 2012, we recorded a receivable and deferred revenue of approximately $2.6 million due to Antero’s ability under the GGA to earn the amount associated with the volume deficiency during 2013.

The assets acquired by CMM consist of a 33 mile low pressure gathering system which gathered approximately 210 MMcf/d from 59 existing horizontal Marcellus Shale wells. The gathering pipelines deliver Antero’s Marcellus Shale production to various regional pipeline systems including Columbia, Dominion, Equitrans and Mark West Energy Partners’ Sherwood Gas Processing Plant.

On December 28, 2012, CMM acquired all of the membership interests in E. Marcellus Asset Company, LLC (EMAC) for approximately $95 million, which was financed through CMM’s $200 million credit facility. EMAC’s assets consist of four compression and dehydration stations located on CMM’s gathering systems in Harrison County, West Virginia. These assets provide compression and dehydration services to Antero under a compression services agreement through 2018. Antero has the option to renew the agreement for an additional five years upon expiration of the original agreement.

Financing Activities

Equity Offerings

During 2012, we completed public offerings of 8,100,000 common units, representing limited partner interests, providing net proceeds of approximately $218 million. The net proceeds from these offerings were used to fund the amounts paid for the Devon Acquisition and to reduce indebtedness under our Credit Facility. Our General Partner also made additional capital contributions during 2012 of approximately $6 million to maintain its 2% general partner interest. For additional information regarding our equity offerings, see Item 8. Financial Statements and Supplementary Data, Note 15. Partners’ Capital.

Senior Notes

On November 14, 2012, we issued an additional $150 million aggregate principal amount of 7.75% Senior Notes in a private placement offering. These notes were issued as additional notes under the indenture dated April 1, 2011 among us, Crestwood Midstream Finance Corporation, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee, pursuant to which we previously issued our $200 million aggregate principal amount of 7.75% Senior Notes in April 2011. The net proceeds from the offering were used to reduce our indebtedness under our Credit Facility.

Results of Operations

The following table summarizes our results of operations for each of the three years ended December 31, 2012 (In thousands):

	Year Ended December 31,
	2012	2011	2010
Total operating revenues	$213,961	$205,820	$113,590
Product purchases	39,005	38,787	—
Operations and maintenance expense	40,617	36,303	25,702
General and administrative expense	25,890	24,153	17,657
Depreciation, amortization and accretion	45,726	33,812	22,359
Gain from exchange of property, plant and equipment	—	1,106	—

Operating income	62,723	73,871	47,872
Earnings from unconsolidated affiliate	3,847	—	—
Interest and debt expense	33,618	27,617	13,550
Income tax expense (benefit)	1,206	1,251	(550)

Net income	$31,746	$45,003	$34,872
Add:
Interest and debt expense	33,618	27,617	13,550
Income tax expense	1,206	1,251	(550)
Depreciation, amortization and accretion expense	45,726	33,812	22,359

EBITDA	$112,296	$107,683	$70,231
Expenses associated with significant items	3,805	3,385	6,318
Gain from exchange of property, plant and equipment	—	(1,106)	—
Earnings from unconsolidated affiliate	(3,847)	—	—
Adjusted earnings from unconsolidated affiliate	7,074	—	—

Adjusted EBITDA	$119,328	$109,962	$76,549

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

	Year Ended December 31,
	Barnett		Fayetteville		Granite Wash		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Gathering revenues	$98,889	$108,705	$26,986	$19,421	$1,434	$346	$10,202	$2,483	$137,511	$130,955
Processing revenues	34,003	31,379	—	—	130	133	—	—	34,133	31,512
Product sales	141	—	512	1,379	38,992	37,734	2,672	4,240	42,317	43,353

Total operating revenues	$133,033	$140,084	$27,498	$20,800	$40,556	$38,213	$12,874	$6,723	$213,961	$205,820
Product purchases	125	—	523	1,302	35,695	33,245	2,662	4,240	39,005	38,787
Operations and maintenance expense	26,881	25,147	8,537	8,992	2,250	1,499	2,949	665	40,617	36,303

EBITDA(1)	$106,027	$114,937	$18,438	$10,506	$2,611	$3,469	$7,263	$1,818

Gathering volumes (in MMcf)	158,087	172,838	31,617	23,421	6,440	4,555	21,770	7,332	217,914	208,146
Processing volumes (in MMcf)	56,844	48,112	—	—	6,420	4,501	—	—	63,264	52,613
(1) EBITDA in this table excludes earnings from our unconsolidated affiliate which represents our Marcellus segment.

	Year Ended December 31,
	Barnett		Fayetteville		Granite Wash		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Gathering revenues	$108,705	$83,394	$19,421	$—	$346	$—	$2,483	$—	$130,955	$83,394
Processing revenues	31,379	30,196	—	—	133	—	—	—	31,512	30,196
Product sales	—	—	1,379	—	37,734	—	4,240	—	43,353	—

Total operating revenues	$140,084	$113,590	$20,800	$—	$38,213	$—	$6,723	$—	$205,820	$113,590
Product purchases	—	—	1,302	—	33,245	—	4,240	—	38,787	—
Operations and maintenance expense	25,147	25,702	8,992	—	1,499	—	665	—	36,303	25,702

EBITDA	$114,937	$87,888	$10,506	$—	$3,469	$—	$1,818	$—

Gathering volumes (in MMcf)	172,838	125,317	23,421	—	4,555	—	7,332	—	208,146	125,317
Processing volumes (in MMcf)	48,112	46,660	—	—	4,501	—	—	—	52,613	46,660

EBITDA and Adjusted EBITDA — EBITDA for the year ended December 31, 2012 was approximately $112 million, an increase of approximately $5 million from 2011 and approximately $42 million from 2010. In the same manner, Adjusted EBITDA for the year ended December 31, 2012 was approximately $119 million, an increase of approximately $10 million from 2011 and approximately $42 million from 2010. Adjusted EBITDA considers expenses for evaluating certain transaction opportunities, which was approximately $3 million, $3 million and $6 million for the years ended December 31, 2012, 2011 and 2010. Adjusted EBITDA also considers the impact of other significant items, including but not limited to items such as operational costs, which were less than $1 million at December 31, 2012, gains on the exchange of property, plant and equipment, which was approximately $1 million at December 31, 2011 and includes approximately $3 million of net earnings adjustments related to adding back our proportionate share of our unconsolidated affiliate’s depreciation and amortization expense, interest and debt expense and expenses related to their significant items for the year ended December 31, 2012.

Below is a discussion of the factors that impacted EBITDA by segment for the year ended December 31, 2012 compared to 2011 and the year ended December 31, 2011 compared to 2010:

Barnett:

During the year ended December 31, 2012, our Barnett segment’s EBITDA was approximately $9 million lower than in 2011, primarily due to lower gathering revenues. During 2011, gathering revenues in our Barnett segment were higher compared to 2010, which increased our segment EBITDA by approximately $27 million.

Revenues and Volumes — Revenues in our Barnett segment decreased by approximately $7 million during the year ended December 31, 2012 compared to 2011, primarily due to lower dry gas gathering volumes. The decrease in gathering volumes primarily related to reduced production from existing wells and well shut-ins at our Alliance and Lake Arlington gathering systems. These decreases in volumes were partially offset by producers connecting 64 new wells during the year ended December 31, 2012.

Also, partially offsetting the decline in gathering revenues and volumes during 2012 was an increase in gathering and processing revenues due to the Devon Acquisition, which was completed on August 24, 2012. During the year ended December 31, 2012, the acquired assets generated approximately $7 million of gathering and processing revenues for our Barnett segment.

In addition to the items discussed above, our revenues were also unfavorably impacted by a compressor building fire that occurred on September 6, 2012 at our Corvette processing plant, which reduced revenues by approximately $0.5 million. Additional impacts to the Barnett segment’s EBITDA for the year ended December 31, 2012, as a result of the compressor building fire are further discussed below.

During 2011, we experienced an increase in gathering volumes in our Barnett segment compared to 2010, primarily from the operations of our Alliance System. The increase in revenue of approximately $26 million primarily related to the Alliance System volumes that were the result of Quicksilver’s drilling program pursuant to a joint development agreement with Eni SpA, which resulted in an increase of approximately 75 MMcf/d in gathered volumes and approximately $16 million in revenues.

Operations and Maintenance Expense — Operations and maintenance expenses in our Barnett segment increased by approximately $2 million or 7% for the year ended December 31, 2012 when compared to 2011, while remaining relatively flat from 2011 compared to 2010. The increase in operations and maintenance expenses was primarily due to (i) the Devon Acquisition; (ii) approximately $0.2 million of costs related to a condensate spill at our Corvette facility; and (iii) a compressor building fire at our Corvette processing plant. As a result of the building fire at our Corvette processing plant, we impaired assets of approximately $1.6 million, incurred repair costs of approximately $2.2 million, and recorded amounts recoverable from our insurers of approximately $3.6 million, all of which resulted in a net impact to our operations and maintenance expenses of approximately $0.2 million.

Fayetteville:

We acquired certain midstream assets in the Fayetteville Shale during 2011, which contributed 64 MMcf/d of gathering volumes and approximately $21 million in revenues in our Fayetteville segment. Our Fayetteville segment EBITDA increased approximately $8 million during the year ended December 31, 2012 compared to 2011, primarily due to higher revenues and volumes.

Revenues and Volumes — During the year ended December 31, 2012, BHP Billiton Petroleum, Plc. (BHP) connected six new wells on our Twin Groves System, contributing to an increase in revenues and volumes in our Fayetteville segment. Additionally, we recognized twelve months of revenues in 2012 versus nine months during 2011 due to the acquisition of our operations in Fayetteville on April 1, 2011.

Operations and Maintenance Expense — Operations and maintenance expenses in our Fayetteville segment during the year ended December 31, 2012 were relatively flat compared to 2011.

Granite Wash:

During 2011, we acquired certain midstream assets in the Granite Wash, which contributed 13 MMcf/d and approximately $38 million in revenues primarily related to product sales under percent-of-proceeds contracts. For the year ended December 31, 2012, our Granite Wash segment’s EBITDA was approximately $0.8 million lower than in 2011 primarily due to lower product sales margin and higher operations and maintenance expenses.

Revenues/Margin and Volumes — For the year ended December 31, 2012, Granite Wash’s EBITDA decreased compared to 2011, due to lower margins earned on our percent-of-proceeds contracts, which primarily resulted from lower NGL and natural gas prices experienced during the year ended December 31, 2012 coupled with relatively consistent costs per volume. Partially offsetting this decrease in product sales margin was higher gathering revenues due to new wells connected by Sabine Oil and Gas LLC (Sabine) during the year ended December 31, 2012. In addition, we recognized twelve months of revenues in 2012 versus nine months during 2011 due to the acquisition of operations in Granite Wash on April 1, 2011.

Operations and Maintenance Expense — For the year ended December 31, 2012 compared to 2011, operations and maintenance expenses were higher due to the increase in volumes resulting from the new wells connected by Sabine.

Other:

Our other operations include our assets in the Haynesville/Bossier Shale (Sabine System) and our assets in the Avalon Shale/Bone Spring (Las Animas System). We acquired the Sabine and Las Animas Systems during 2011. These systems contributed 20 MMcf/d of gathering volumes and approximately $7 million in revenues during 2011. For the year ended December 31, 2012, our other operations’ EBITDA increased by approximately $5 million compared to 2011, primarily due to the operations of our Sabine System.

Revenues and Volumes — The Sabine System had 50 MMcf/d in gathered volumes for the year ended December 31, 2012, which resulted in approximately $10 million in revenues for the year ended December 31, 2012. In addition, we recognized twelve months of revenues from our Sabine System in 2012 versus two months in 2011 due to the acquisition of operations in the Sabine System in November 2011. EBITDA related to our Las Animas System remained relatively unchanged for the year ended December 31, 2012 compared to 2011.

Operations and Maintenance Expense — Operations and maintenance expenses increased during the year ended December 31, 2012, primarily due to our Sabine System acquired in November 2011.

Marcellus:

In March 2012, we invested approximately $131 million in cash for a 35% ownership interest in CMM. At the same time, CMM purchased assets in the Marcellus Shale from Antero. This investment in CMM, which was an unconsolidated affiliate at December 31, 2012, represents our Marcellus segment.

For the period from March 26, 2012 to December 31, 2012, we had approximately $3.8 million in earnings from our unconsolidated affiliate. The increased equity earnings in our unconsolidated affiliate during the period from March 26, 2012 to December 31, 2012 were primarily due to the increase in volumes from the wells that were connected to CMM since its inception. CMM gathered 302 MMcf/d through its assets acquired from Antero. Since the inception of CMM, Antero connected 49 wells to CMM.

On December 28, 2012, CMM completed the acquisition of EMAC for approximately $95 million, which was financed through CMM’s $200 million credit facility. EMAC’s assets consist of four compression and dehydration stations located on CMM’s gathering systems in Harrison and Doddridge Counties, West Virginia. The assets will provide compression and dehydration services to Antero under a compression services agreement through 2018.

In January 2013, we acquired Crestwood Holdings’ 65% membership interest in CMM for approximately $129 million in cash, the issuance of 6,190,469 Class D units, representing limited partner interests in us to Crestwood Holdings, and the issuance of 133,060 general partner units to our General Partner. As a result of our acquisition of the additional membership interest, CMM became our wholly-owned consolidated subsidiary during the first quarter of 2013.

Below is a discussion of items impacting EBITDA that are not allocated to our segments.

General and Administrative Expenses — During the year ended December 31, 2012, general and administrative expenses increased by approximately $1.7 million when compared 2011. General and administrative expense includes costs related to legal and other consulting services to evaluate certain transaction opportunities and other non-recurring matters. We incurred approximately $3.8 million of these costs during 2012 as compared to $3.4 million in 2011. The increase in general and administrative expenses of $6.5 million for the year ended December 31, 2011 compared to 2010, was primarily due to the transition of our operations from Quicksilver as a result of Crestwood Holdings’ acquisition of its membership interest in us from Quicksilver. These costs included personnel, new administrative systems and the increased scope of business operations as a result of our acquisitions during 2011.

Also impacting our general and administrative expenses for the year ended December 31, 2012 were increases in payroll and related benefit costs, which reflects the increased scope of our business operations compared to 2011.

Items not affecting EBITDA include the following:

Depreciation, Amortization and Accretion Expense — We have experienced increases in our depreciation, amortization and accretion expense primarily due to assets acquired during 2012 and 2011.

Interest and Debt Expense — Interest and debt expense increased for the year ended December 31, 2012 compared to 2011, primarily due to (i) higher outstanding balances on our Credit Facility; (ii) the issuance of an additional $150 million of 7.75% Senior Notes in November 2012; and (iii) our Senior Notes issued in April 2011 being outstanding for the entire year of 2012 versus nine months during 2011. For a further discussion of our Credit Facility and Senior Notes, see Item 8. Financial Statements and Supplementary Data, Note 6. Financial Instruments.

The following table provides a summary of interest and debt expense (In thousands):

	Year Ended December 31,
	2012	2011	2010
Credit Facility	$15,423	$12,971	$11,532
Senior Notes	17,833	12,166	—
Bridge Loan	—	2,500	—
Capital lease interest	230	179	—
Subordinated note	—	—	2,018
Other debt-related costs	423	—	—

Total cost	33,909	27,816	13,550
Less capitalized interest	(291)	(199)	—

Total interest and debt costs	$33,618	$27,617	$13,550

Liquidity and Capital Resources

Our sources of liquidity include cash flows generated from operations, available borrowing capacity under our Credit Facility, and issuances of additional debt and equity in the capital markets. We believe that our sources of liquidity will be sufficient to fund our short-term working capital requirements, capital expenditures and cash distributions for 2013. The amount of distributions to unitholders is determined by the board of directors of our General Partner on a quarterly basis.

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

Known Trends and Uncertainties Impacting Liquidity

Our financial condition and results of operations, including our liquidity and profitability, can be significantly affected by the following:

•

Concentration of Gathering Revenues from Quicksilver: While we have reduced our dependency upon Quicksilver through the acquisition of additional midstream assets that have long term contracts with creditworthy producers such as BHP, Devon, British Petroleum, Plc. (BP), XTO Energy, a subsidiary of Exxon Mobil Corporation (XTO Energy) and Chesapeake Energy Corporation (Chesapeake), we remain dependent upon Quicksilver for a substantial percentage of our current business. For the years ended December 31, 2012, 2011, and 2010 Quicksilver’s production volumes accounted for 48%, 59% and 86% of our total revenues. We also gather certain natural gas volumes that Quicksilver purchases from Eni Spa, which comprised 5%, 5% and 7% of our total revenues for the years ended December 31, 2012, 2011, and 2010. The risk of revenue fluctuations in the near term is mitigated by the use of fixed-fee contracts for providing gathering, processing, treating and compression services; however, our revenues may be impacted by volume fluctuations. While our acquisitions reduce the concentration of risk associated with our dependency on one producer and one geographic area, we continue to regularly review opportunities for both acquisitions and greenfield growth projects in other producing basins and with other producers in the future.

•

Access to Capital Markets: Our borrowings under the Credit Facility were $207 million as of December 31, 2012 and based on our results through December 31, 2012, our remaining available capacity under the Credit Facility was $167 million. While we anticipate that our current available borrowing capacity under our Credit Facility is sufficient to fund our planned level of growth capital spending for 2013, additional debt and equity offerings may be necessary to fund additional acquisitions or other growth capital projects. During 2012, 2011 and 2010, we raised approximately $418 million, $500 million and $91 million through debt and equity offerings and increases to our Credit Facility to fund acquisitions and growth capital projects. In January 2013, we borrowed $129 million under our Credit Facility to fund the acquisition of our additional membership interest in CMM.

•

Natural Gas Prices: Adding new volumes through our gathering systems is dependent on the drilling and completion activities of natural gas producers in our areas of operations. Although investment returns differ between natural gas basins, rich gas and dry gas reservoirs in certain natural gas basins and between various production companies, low natural gas prices may reduce the levels of drilling activity in areas around certain of our assets, particularly those that concentrate on gathering from dry gas reservoirs. We seek to mitigate this risk by diversifying into various geographical production basins with predominately rich gas natural gas reservoirs. We have observed that largely due to superior prices for crude oil and NGLs compared to natural gas, producers are shifting their drilling and development plans to focus on increasing production from rich gas basins or shale plays which offer better drilling economics as compared to production from dry gas basins. We have five systems located in basins that include NGL rich gas shale plays, (i) the Cowtown System; (ii) the Granite Wash System; (iii) the Las Animas Systems; and (iv) two systems acquired by CMM (our unconsolidated affiliate), in the Marcellus segment. For the year ended December 31, 2012, these rich gas systems accounted for approximately 61% of our total consolidated and unconsolidated revenues. We will continue to focus on expanding our business activities and opportunities in rich gas basins or rich gas shale plays due to the current trend of increased drilling and producer activities in these areas.

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

Cash Flows

The following table provides a summary of our cash flows by category (In thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$89,267	$86,331	$48,003
Net cash used in investing activities	(251,366)	(456,535)	(149,345)
Net cash provided by financing activities	161,323	370,999	100,598

Operating Activities

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — During the year ended December 31, 2012, we generated cash flows from operations of $89 million compared to $86 million in 2011. This increase was primarily due to higher revenues as a result of our acquisitions of the Fayetteville and Sabine Systems during 2011 and Devon Acquisition in August 2012. Those increases were partially offset by higher operations and maintenance expenses, higher general and administrative expenses due to our asset acquisitions during 2012 and 2011, higher payroll and benefits costs due an increase in employee headcount, and increased interest costs due to higher outstanding balances on our Credit Facility and Senior Notes.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 – During the year ended December 31, 2011, our operating cash flows increased approximately $38 million compared to 2010, primarily due to the acquisition of certain midstream assets in the Fayetteville Shale and Granite Wash and the acquisition of our Las Animas and Sabine Systems. In addition, we experienced improved performance in our Barnett operations during 2011. Also contributing to the increase in our operating cash flows during 2011 was an increase in accounts payable and accrued expenses related to our operations, ad valorem taxes and interest expense due to higher outstanding balances on our Credit Facility and the issuance of our Senior Notes in April 2011. Partially offsetting these items were higher receivables from our Fayetteville and Granite Wash operations.

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

During 2013, we expect to spend between $120 million and $150 million on capital projects, of which approximately $10 million will relate to maintenance capital expenditures. We anticipate that our expansion capital expenditures in 2013 will expand our gathering systems through additional pipelines to connect to new wells, purchase additional compression equipment and generally increase the capacity of our systems in each of our operating segments, primarily in the Marcellus segment. We expect to fund our capital expenditures through additional capital market transactions, borrowings under our Credit Facility and cash generated from operations.

In January 2013, we acquired Crestwood Holdings’ 65% membership interest in CMM for $258 million, which was funded through $129 million of borrowings under our Credit Facility and the issuance of $129 million of equity to Crestwood Holdings. We believe this acquisition will increase our potential for long-term organic growth opportunities in the Marcellus Shale region.

Our cash flows from investing activities were impacted by the following significant items during the three years ended December 31, 2012, 2011 and 2010.

Year Ended December 31, 2012:

•	The acquisition of 35% interest in CMM for approximately $131 million;

•	Distributions from CMM of approximately $3 million;

•	The Devon Acquisition for approximately $87 million; and

•	Capital expenditures of approximately $36 million, including $4 million related to maintenance capital expenditures.

Year Ended December 31, 2011:

•	Acquisition of the Fayetteville and Granite Wash, Las Animas and Sabine Systems for approximately $414 million; and

•	Proceeds of approximately $6 million related to the exchange of property, plant and equipment.

Year Ended December 31, 2010:

•	Distribution of approximately $80 million to Quicksilver related to the purchase of the Alliance assets; and

•	Capital expenditures of approximately $69 million for gathering assets and facilities, including approximately $50 million related to the expansion of the Alliance System.

Financing Activities

Significant items impacting our financing activities during the three years ended December 31, 2012, 2011 and 2010 included the following:

•	$218 million, $53 million and $11 million of net proceeds from the issuance of common units in 2012, 2011 and 2010;

•	$153 million in net proceeds from the issuance of Class C units in 2011;

•	$6 million from the issuance of additional general partner units to maintain the General Partners’ 2% interest during 2012;

•	$151 million net proceeds from the issuance of additional Senior Notes in 2012 and $200 million net proceeds from the issuance of Senior Notes in 2011;

•	Net repayments under our Credit Facility of $106 million in 2012;

•	Net borrowings under our Credit Facility of $29 million in 2011 and $158 million in 2010; and

•	The payment of Sabine System acquisition deferred payment of $8 million in 2012.

During the year ended December 31, 2012, we paid distributions to our unitholders of approximately $92 million, which increased by $28 million when compared to 2011 and $42 million when compared to 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

We are party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt and other accrued liabilities, while other obligations, such as operating leases, capital commitments and contractual interest amounts are not reflected on our balance sheet. The following table and discussion summarizes our contractual cash obligations as of December 31, 2012, for each of the periods presented (In thousands):

	Due in Less than 1 Year	Due in 1 to 3 years	Due in 3 to 5 Years	Thereafter	Total
Long-term debt:
Principal	$—	$—	$206,700	$351,461	$558,161
Interest	21,308	42,617	41,907	19,375	125,207
Operating lease obligations	936	1,126	161	15	2,238
Capital lease obligations	4,020	3,135	219	—	7,374
Asset retirement obligations	—	—	—	13,188	13,188
Other contractual liabilities and purchase obligations	2,831	—	—	—	2,831

Total contractual obligations	$29,095	$46,878	$248,987	$384,039	$708,999

Long-term Debt (Principal and Interest). Debt obligations included in the table above represent stated maturities. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rate for fixed rate debt or (ii) current market interest rates and the contractual credit spread for variable rate debt. Based on our debt outstanding and interest rates in effect at December 31, 2012, we estimate interest payments to be approximately $5.8 million annually on our Credit Facility. For each additional $10 million in borrowings, annual interest payments will increase by approximately $0.3 million. If the committed amount under our Credit Facility would have been fully utilized at December 31, 2012 at interest rates in effect at that time, annual interest expense would increase by approximately $9.6 million. If interest rates on our December 31, 2012 variable debt balance of $206.7 million increase or decrease by one percentage point, our annual income will decrease or increase by $2.1 million related to interest expense. For a further discussion of our debt obligations, see Item 8. Financial Statements and Supplementary Data, Note 6. Financial Instruments.

Operating Leases. For a further discussion of these obligations, see Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingent Liabilities.

Capital Leases. For a further discussion of these obligations, see Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingent Liabilities.

Other Contractual Liabilities and Purchase Obligations. Included in this amount are environmental obligations included in other current liabilities on our balance sheet. Other contractual purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included in these amounts are commitments for purchasing equipment related to our construction projects. For a further discussion of our environmental liability and purchase obligations, see Item 8. Financial Statements and Supplementary Data, Note 11. Commitments and Contingent Liabilities.

Critical Accounting Estimates

Our significant accounting policies are described in Item 8. Financial Statements and Supplementary Data, Note 2. Basis of Presentation and Summary of Significant Accounting Policies. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those that require difficult, complex, or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. We have discussed the development and selection of the following critical accounting estimates and related disclosures with the Audit Committee of the board of directors of our General Partner.

Receivables

At December 31, 2012, we had approximately $39 million of our accounts receivable which was primarily due from 10 customers and approximately $3 million of other receivables due from our insurance companies. We record these receivables based on an assessment of our ability to collect those receivables under the terms of the respective agreements under which they are due. We have not established an allowance for uncollectible amounts related to these accounts receivable based on our historical collection experience with our counterparties and our periodic assessment of their creditworthiness. These are significant judgments of management, and actual results could differ from these estimates of collectability.

Long-Lived Assets

Our long-lived assets consist primarily of property, plant and equipment and intangible assets that have been obtained through multiple historical business combinations. The initial recording of a majority of these long-lived assets was at fair value, which is estimated by management primarily utilizing market-related information and other projections on the performance of the assets acquired. Management reviews this information to determine its reasonableness in comparison to the assumptions utilized in determining the purchase price of the assets in addition to other market-based information that was received through the purchase process and other sources. Due to the imprecise nature of the projections and assumptions utilized in determining fair value, actual results can, and often do, differ from our estimates.

We also utilize assumptions related to the useful lives and related salvage value of our long-lived assets in order to determine depreciation and amortization expense each period. Due to the imprecise nature of the projections and assumptions utilized determining useful lives, actual results can, and often do, differ from our estimates.

We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value of our assets based on our long-lived assets’ ability to generate future cash flows on an undiscounted basis. Projected cash flows of the asset are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. If those cash flow projections indicate that the long-lived asset’s carrying value is not recoverable, we record an impairment charge for the excess of carrying value of the asset over its fair value. The estimate of fair value considers a number of factors, including the potential value we would receive if we sold the asset, discount rates and projected cash flows. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

During 2012, we recorded $1.6 million of impairments of our long-lived assets related to a fire at our Corvette processing plant. We did not record any impairments of our long-lived assets during 2011 or 2010.

Goodwill Impairment

Our goodwill represents the excess of the amount we paid for a business over the fair value of the net identifiable assets acquired. We have assigned our goodwill to three of our operating segments (Granite Wash, Fayetteville and Haynesville) which, based on management’s judgment, we also consider reporting units for goodwill assessment purposes.

We evaluate goodwill for impairment annually on December 31, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit could be less than its carrying amount. This evaluation requires us to compare the fair value of each of the three reporting units above to its carrying value (including goodwill). If the fair value exceeds the carry amount, goodwill of the reporting unit is not considered impaired.

We estimate the fair value of our reporting units based on a number of factors, including the potential value we would receive if we sold the reporting unit, discount rates and projected cash flows. Projected cash flows of the reporting unit are generally based on current and anticipated future market conditions, which require significant judgment to make projections and assumptions about pricing, demand, competition, operating costs, legal and regulatory issues and other factors that may extend many years into the future and are often outside of our control. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

We did not record any impairments of goodwill during 2012, 2011 or 2010. We believe that a 10% decrease in our estimates of the fair value of our reporting units would not have resulted in an impairment being recorded on any of our goodwill, other than potentially the $4 million of goodwill associated with our Haynesville/Bossier Shale system as of December 31, 2012.

Asset Retirement Obligations

We have legal obligations to remove equipment and restore land when certain of our right-of-way agreements terminate or when certain of our long-lived assets reach the end of their economic life. We record a liability for the estimated cost of retiring those assets at fair value in the period in which the liability is legally or contractually incurred. The fair value is primarily based on our estimates of the amount and timing of asset retirement expenditures. We record subsequent adjustments to our asset retirement obligation liabilities if our estimates of the timing or the amount of the estimated cash flows change.

We make several assumptions about the amount and timing of our asset retirement expenditures, which can include estimates of remaining lives of the wells connected to our systems, the estimated cost to remove equipment or restore land in the future, inflation factors and credit adjusted discount rates. Due to the imprecise nature of these projections and assumptions, actual results can and often do, differ from our estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have established policies and procedures for managing risk within our organization, including internal controls. The level of risk assumed by us is based on our objectives and capacity to manage risk.

Credit Risk

Our primary credit risk relates to our dependency on Quicksilver for a significant portion of our revenues, which causes us to be subject to the risk of nonpayment or late payment by Quicksilver. Quicksilver’s credit ratings are below investment grade, where they may remain for the foreseeable future. Accordingly, this risk could be higher than it might be with a more creditworthy customer or with a more diversified group of customers. As our largest customer, we remain dependent upon Quicksilver for a substantial percentage of our revenues and unless and until we further diversify our customer base, we expect to continue to be subject to non-diversified risk of nonpayment or late payment of our fees. However, our dependency on Quicksilver and the resulting credit risk has been reduced from prior periods through our recent acquisitions of additional midstream assets, including long term contracts with investment grade customers such as BHP, BP, XTO Energy, Devon and Enterprise Products and creditworthy producers such as Chesapeake. Additionally, we perform credit analyses of our customers on a regular basis pursuant to our corporate credit policy. We have not had any significant losses due to failures to perform by our counterparties.

Interest Rate Risk

Although our base interest rates remain low, our leverage ratios directly influence the spreads charged by lenders. The credit markets could also drive the spreads charged by lenders upward. As base rates or spreads increase, our financing costs will increase accordingly. Although this could limit our ability to raise funds in the capital markets, we expect that our competitors would face similar challenges with respect to funding acquisitions and capital projects. We are exposed to variable interest rate risk as a result of borrowings under our Credit Facility. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates, for more information regarding our interest rate sensitivity.

Item 8.	Financial Statements and Supplementary Data

Index

Below is an index to the items contained in Item 8, Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONROL OVER FINANCIAL REPORTING

Management of our General Partner, under the supervision and with the participation of our General Partner’s Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. It consists of policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Interim Chief Financial Officer, our General Partner’s management made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our General Partner’s management has concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

Crestwood Midstream Partners LP

We have audited the accompanying consolidated balance sheets of Crestwood Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of income, cash flows, and changes in partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crestwood Midstream Partners LP and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

Crestwood Midstream Partners LP

We have audited the internal control over financial reporting of Crestwood Midstream Partners LP and subsidiaries (the “Partnership”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Partnership and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2013

CRESTWOOD MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except for per unit data)

	Year Ended December 31,
	2012	2011	2010
Operating revenues
Gathering revenue - related party	$88,091	$102,427	$77,645
Gathering revenue	49,420	28,528	5,749
Processing revenue - related party	25,652	28,798	27,590
Processing revenue	8,481	2,714	2,606
Product sales	42,317	43,353	—

Total operating revenues	213,961	205,820	113,590

Operating expenses
Product purchases	23,853	38,787	—
Product purchases - related party	15,152	—	—
Operations and maintenance	40,617	36,303	25,702
General and administrative	25,890	24,153	17,657
Depreciation, amortization and accretion	45,726	33,812	22,359

Total operating expenses	151,238	133,055	65,718

Gain from exchange of property, plant and equipment	—	1,106	—

Operating income	62,723	73,871	47,872
Earnings from unconsolidated affiliate	3,847	—	—
Interest and debt expense	(33,618)	(27,617)	(13,550)

Income before income taxes	32,952	46,254	34,322
Income tax expense (benefit)	1,206	1,251	(550)

Net income	$31,746	$45,003	$34,872

General partner’s interest in net income	$15,075	$7,735	$2,526
Limited partners’ interest in net income	$16,671	$37,268	$32,346
Basic income per unit:
Net income per limited partner unit	$0.37	$1.00	$1.11
Diluted income per unit:
Net income per limited partner unit	$0.37	$1.00	$1.03

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$21	$797
Accounts receivable - related party	23,863	27,312
Accounts receivable	15,123	11,926
Insurance receivable	2,920	—
Prepaid expenses and other assets	1,941	1,935

Total current assets	43,868	41,970

Investment in unconsolidated affiliate	128,646	—
Property, plant and equipment, net of accumulated depreciation of $126,524 in 2012 and $89,860 in 2011	784,371	746,045
Intangible assets, net of accumulated amortization of $10,138 in 2012 and $2,440 in 2011	163,021	127,760
Goodwill	95,031	93,628
Deferred financing costs, net	17,149	16,699
Other assets	1,321	790

Total assets	$1,233,407	$1,026,892

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accrued additions to property, plant and equipment	$3,829	$7,500
Capital leases	3,862	2,693
Accounts payable - related party	3,088	1,308
Accounts payable, accrued expenses and other liabilities	27,423	31,794

Total current liabilities	38,202	43,295

Long-term debt	558,161	512,500
Long-term capital leases	3,161	3,929
Asset retirement obligations	13,188	11,545
Commitments and contingent liabilities (Note 11)
Partners’ capital
Common unitholders (41,164,737 and 32,997,696 units issued and outstanding at December 31, 2012 and 2011)	442,348	286,945
Class C unitholders (7,165,819 and 6,596,635 units issued and outstanding at December 31, 2012 and 2011)	159,908	157,386
General partner (979,614 and 763,892 units issued and outstanding at December 31, 2012 and 2011)	18,439	11,292

Total partners’ capital	620,695	455,623

Total liabilities and partners’ capital	$1,233,407	$1,026,892

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$31,746	$45,003	$34,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	45,726	33,812	22,359
Deferred income taxes	—	—	(768)
Equity-based compensation	1,877	916	5,522
Gain from exchange of property, plant and equipment	—	(1,106)	—
Other non-cash income items	4,284	3,473	4,961
Changes in assets and liabilities:
Accounts receivable - related party	3,449	(4,309)	(23,003)
Accounts receivable	(3,197)	(7,348)	(270)
Insurance receivable	(1,251)	—	—
Prepaid expenses and other assets	2,113	249	(903)
Accounts payable - related party	1,780	(2,959)	4,630
Accounts payable, accrued expenses and other liabilities	2,740	18,600	603

Net cash provided by operating activities	89,267	86,331	48,003

Cash flows from investing activities
Acquisitions, net of cash acquired	(87,247)	(414,073)	—
Capital expenditures	(35,493)	(48,405)	(69,069)
Proceeds from exchange of property, plant and equipment	—	5,943	—
Investment in unconsolidated affiliate	(131,250)	—	—
Capital distributions from unconsolidated affiliate	2,604	—	—
Proceeds from sale of property, plant and equipment	20	—	—
Distributions to Quicksilver for Alliance assets	—	—	(80,276)

Net cash used in investing activities	(251,366)	(456,535)	(149,345)

Cash flows from financing activities
Proceeds from issuance of senior notes	151,500	200,000	—
Proceeds from credit facility	411,700	215,200	426,704
Repayments of credit facility	(517,500)	(186,204)	(268,600)
Payment of Tristate Acquisition deferred payment	(7,839)	—	—
Payments on capital leases	(2,993)	(1,966)	—
Deferred financing costs paid	(4,994)	(6,982)	(13,568)
Proceeds from issuance of Class C units, net	—	152,671	—
Proceeds from issuance of common units, net	217,483	53,550	11,054
Contributions from partners	5,930	8,741	—
Distributions to partners	(91,558)	(64,011)	(49,699)
Taxes paid for equity-based compensation vesting	(406)	—	(5,293)

Net cash provided by financing activities	161,323	370,999	100,598

Change in cash and cash equivalents	(776)	795	(744)
Cash and cash equivalents at beginning of period	797	2	746

Cash and cash equivalents at end of period	$21	$797	$2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$26,948	$20,281	$8,590

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(In thousands)

	Limited Partners
	Common	Subordinated Unitholders	Class C Unitholders	General Partner	Total
Partners’ capital as of December 31, 2009	$281,239	$3,040	$—	$558	$284,837
Issuance of units, net of offering costs	11,054	—	—	—	11,054
Conversion of subordinated note payable	57,736	—	—	—	57,736
Conversion of subordinated units	(5,879)	5,879	—	—	—
Net income	22,614	9,732	—	2,526	34,872
Equity-based compensation	5,522	—	—	—	5,522
Taxes paid for equity-based compensation vesting	(5,293)	—	—	—	(5,293)
Distributions to partners	(28,648)	(18,651)	—	(2,400)	(49,699)
Distribution to Quicksilver	(80,276)	—	—	—	(80,276)

Partners’ capital as of December 31, 2010	258,069	—	—	684	258,753
Issuance of units, net of offering costs	53,550	—	152,671	—	206,221
Contributions by partners	—	—	—	8,741	8,741
Net income	32,553	—	4,715	7,735	45,003
Equity-based compensation	916	—	—	—	916
Distributions to partners	(58,143)	—	—	(5,868)	(64,011)

Partners’ capital as of December 31, 2011	286,945	—	157,386	11,292	455,623
Issuance of units, net of offering costs	217,483	—	—	—	217,483
Contributions from partners	—	—	—	5,930	5,930
Net income	14,149		2,522	15,075	31,746
Equity-based compensation	1,877	—	—	—	1,877
Taxes paid for equity-based compensation vesting	(406)	—	—	—	(406)
Distributions to partners	(77,700)	—	—	(13,858)	(91,558)

Partners’ capital as of December 31, 2012	$442,348	$—	$159,908	$18,439	$620,695

See accompanying notes.

CRESTWOOD MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On October 1, 2010, Quicksilver Resources Inc. (Quicksilver) sold all of its ownership interests in CMLP to Crestwood Holdings (Crestwood Transaction), the terms of which included:

•	Crestwood Holdings’ purchase of a 100% interest in our General Partner;

•	Crestwood Holdings’ purchase of 5,696,752 common units and 11,513,625 subordinated units;

•	Crestwood Holdings’ purchase of a $58 million subordinated promissory note (Subordinated Note) payable by CMLP which had a carrying value of approximately $58 million at closing; and

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

On October 18, 2010, subsequent to the closing of the Crestwood Transaction, the conflicts committee of our General Partner unanimously approved the conversion of our Subordinated Note payable into 2,333,712 common units in exchange for the outstanding balance of the Subordinated Note. In addition, on November 12, 2010, our subordination period ended resulting in the conversion of 11,513,625 subordinated units to common units on a one for one basis.

Organizational Structure

The following chart depicts our ownership structure as of December 31, 2012:

Our general partner and limited partner ownership interests as of December 31, 2012 are as follows:

	Crestwood Holdings	Public	Total
General partner interest	2.0%	—	2.0%
Limited partner interests:
Common unitholders	39.6%	43.9%	83.5%
Class C unitholders	0.2%	14.3%	14.5%

Total	41.8%	58.2%	100.0%

See Note 5. Net Income Per Limited Partner Unit for additional information concerning ownership interests.

Description of Business

We are a growth-oriented midstream master limited partnership which owns and operates predominately fee-based gathering, processing, treating and compression assets servicing natural gas producers in the Barnett Shale in north Texas, the Fayetteville Shale in northwestern Arkansas, the Granite Wash in the Texas Panhandle, the Marcellus Shale in northern West Virginia, the Avalon Shale/Bone Spring in southeastern New Mexico, and the Haynesville/Bossier Shale in western Louisiana.

We conduct all of our operations in the midstream sector in eight operating segments, four of which are reportable. Our operating segments reflect how we manage our operations and are generally reflective of the geographic areas in which we operate. Our reportable segments consist of Barnett, Fayetteville, Granite Wash and Marcellus. We operate five systems located in basins that include NGL rich gas shale plays: (i) the Cowtown System; (ii) the Granite Wash System; (iii) the Las Animas Systems; and (iv) two systems acquired by Crestwood Marcellus Midstream LLC (CMM, our unconsolidated affiliate), in the Marcellus segment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. In 2012, we reclassified approximately $2.7 million from goodwill to accounts receivable and other current assets to reflect the fair value of certain contracts acquired in the Frontier Gas Acquisition (as defined in Note 3. Acquisitions) that were not recorded when the purchase price allocation was finalized for the acquired assets. This reclassification had no impact on previously reported net income, earnings per unit or partners’ capital.

Principles of Consolidation

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

Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of less than three months to be cash or cash equivalents. Our cash equivalents consist primarily of temporary investments of cash in short-term money market instruments.

Accounts Receivable

Our accounts receivable are primarily due from Quicksilver and other customers. Each of our customers is reviewed as to credit worthiness prior to the extension of credit and on a regular basis thereafter. Although we do not require collateral, appropriate credit ratings are required. Receivables are generally due within 30 to 60 days. We regularly review collectability and establish an allowance as necessary using the specific identification method. At December 31, 2012 and 2011, we have recorded no allowance for uncollectible accounts receivable. During the years ended December 31, 2012, 2011 and 2010, we experienced no significant non-payment for services.

Investment in Unconsolidated Affiliate

We apply the equity method of accounting where we can exert significant influence over, but do not control or direct, the policies, decisions or activities of the entity. We use the cost method of accounting where we are unable to exert significant influence over the entity. The Financial Accounting Standards Board’s accounting standards related to equity method investments and joint ventures require entities to periodically review their equity method investments to determine whether current events or circumstances indicate that the carrying value of the equity method investment may be impaired. We evaluate our equity investment for impairment when there are indicators of impairment. If indicators suggest impairment we will perform an impairment test to assess whether an adjustment is necessary. The impairment test considers whether the fair value of our equity method investment has declined and if any such decline is other than temporary. If a decline in fair value is determined to be other than temporary, the investment’s carrying value is written down to fair value.

Long-Lived Assets

Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. We capitalize major units of property replacements or improvements and expense minor items. We use the straight-line method to depreciate property, plant and equipment over the estimated useful lives of the assets.

When we retire property, plant and equipment, we charge accumulated depreciation for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We include gains or losses on dispositions of assets in operations and maintenance expense in our consolidated statements of income.

Our intangible assets consist of acquired gas gathering and processing contracts. We amortize these contracts based on the projected cash flows associated with the contracts.

We evaluate our long-lived assets for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset’s ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset’s carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment, at a minimum, annually on December 31, or whenever facts and circumstances indicate that fair value of a reporting unit is less than its carrying amount.

When testing goodwill for impairment, we assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as the basis to determine if a two-step quantitative impairment test is required. Under the two-step quantitative test, the first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value exceeds the carry amount, goodwill of the reporting unit is not considered impaired. If however, the fair value does not exceed the carrying amount the second step compares the implied fair value to the carrying value of the reporting unit. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment loss.

Deferred Financing Costs

Costs associated with obtaining long-term debt are amortized over the term of the related debt using the effective interest method.

Asset Retirement Obligations

We record a liability for legal or contractual obligations to retire our long-lived assets associated with right-of-way contracts we hold and our facilities whether owned or leased. We record a liability in the period the obligation is incurred and estimable. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation, amortization and accretion expense in our consolidated statements of income.

Environmental Costs and Other Contingencies

We recognize liabilities for environmental and other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

We record liabilities for environmental contingencies at their undiscounted amounts on our consolidated balance sheets as accounts payable, accrued expenses and other liabilities when environmental assessments indicate that remediation efforts are probable and costs can be reasonable estimated. Estimates of our liabilities are based on currently available facts and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

We evaluate potential recoveries of amounts from third parties, including insurance coverage, separately from our liability. Recovery is evaluated based on the solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our consolidate balance sheet.

Revenue Recognition

We gather, process, treat, compress, transport and sell natural gas pursuant to fixed-fee and percent-of-proceeds contracts. For fixed-fee contracts, we recognize revenues based on the volume of natural gas gathered, processed and treated or compressed. For percent-of-proceeds contracts, we recognize revenues based on the value of products sold to third parties. We recognize revenues for our services and products when all of the following criteria are met:

•	persuasive evidence of an exchange arrangement exists;

•	services have been rendered or products delivered;

•	the price for services is fixed or determinable; and

•	collectability is reasonably assured.

Income Taxes

We are a partnership for income tax purposes and are not subject to either federal income taxes or generally to state income taxes. Our partners are responsible for their share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities.

We are responsible for our portion of the Texas Margin tax that is included in Crestwood Holdings’ consolidated Texas franchise tax return. Our current tax liability will be assessed based on 0.7% of the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax.

Equity Based Compensation

Equity-based awards are valued at the closing market price of our common units on the date of grant, which reflects the fair value of such awards. For those awards that are settled in cash, the associated liability is remeasured at every balance sheet date through settlement, such that the vested portion of the liability is adjusted to reflect its revised fair value through compensation expense. We generally recognize the expense associated with the award over the vesting period. At the time of issuance of phantom units, management of our General Partner determines whether they will be settled in cash or settled in our common units.

3.	ACQUISITIONS

2012 Acquisition

Devon Acquisition

On August 24, 2012, we acquired certain gathering and processing assets in the NGL rich gas region of the Barnett Shale from Devon Energy Corporation (Devon) for approximately $87 million (Devon Acquisition). The assets acquired consist of a 74 mile low pressure natural gas gathering system, a cryogenic processing facility with capacity of 100 MMcf/d and 23,100 hp of compression equipment, and are located in Johnson County, Texas (West Johnson County System) near our Cowtown gathering system. Additionally, as part of the transaction, we entered into a 20 year, fixed-fee gathering, processing and compression agreement with Devon, under which we gather and process Devon’s natural gas production from a 20,500 acre dedication. The final purchase price allocation is pending the completion of the valuation of the assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows (In thousands):

Purchase price:
Cash	$87,247

Total purchase price	$87,247

Preliminary purchase price allocation:
Property, plant and equipment	$41,555
Intangible assets	46,959

Total assets	$88,514

Asset retirement obligation	$540
Property tax liability	527
Environmental liability	200

Total liabilities	$1,267

Total	$87,247

Our intangible assets recorded as a result of the Devon Acquisition relate to the 20 year fixed-fee gathering, processing and compression agreement with Devon. These intangible assets will be amortized over the life of the contract.

Transactions costs for the Devon Acquisition for the year ended December 31, 2012 were approximately $1 million are included in general and administrative expenses in our consolidated statement of income. For the period from the acquisition date (August 24, 2012) through December 31, 2012, we recorded approximately $7 million of operating revenues and $5 million of operating expenses related to the operations of the assets acquired from Devon. We did not incur any significant non-operating income or expenses related to the acquired assets during that period. We believe that it is impracticable to present financial information for the acquired assets prior to the acquisition date due to the lack of availability of historical financial information related to the acquired assets, and because the 20 year fixed-fee gathering, processing and compression agreement with Devon has significantly different terms than the historical intercompany relationships between the acquired assets and Devon.

2011 Acquisitions

Las Animas Acquisition

On February 16, 2011, we acquired certain midstream assets in the Avalon Shale trend from a group of independent producers for approximately $5 million (Las Animas Acquisition). The assets acquired consisted of approximately 46 miles of natural gas gathering pipeline located in the Morrow/Atoka trend and the Avalon Shale trend in southeastern New Mexico. The pipelines are supported by long-term fixed-fee contracts which include existing Morrow/Atoka production and dedications of approximately 55,000 acres.

The Las Animas Acquisition was recorded in property, plant and equipment at fair value of approximately $5 million. During the year ended December 31, 2011, we recognized approximately $5 million of operating revenues and $0.1 million of operating income related to this acquisition.

Frontier Gas Acquisition

On April 1, 2011, we acquired certain midstream assets in the Fayetteville Shale and the Granite Wash from Frontier Gas Services, LLC for approximately $345 million (Frontier Gas Acquisition). We financed $338 million of the purchase price through a combination of equity and debt as described in Note 6. Financial Instruments and Note 15. Partners’ Capital.

The Fayetteville assets acquired consisted of approximately 130 miles of high pressure and low pressure gathering pipelines in northwestern Arkansas with capacity of approximately 510 MMcf/d, treating capacity of approximately 165 MMcf/d and approximately 35,000 hp compression (Fayetteville System). The Fayetteville System interconnects with multiple interstate pipelines which serve the Fayetteville Shale and are supported by long-term fixed-fee contracts with producers who dedicated approximately 100,000 acres in the core of the Fayetteville Shale to us. These contracts have initial terms that extend through 2020 and include an option, by either party to the contract, to extend the contract through 2025. The Granite Wash assets acquired consisted of a 28 mile pipeline system and a 36 MMcf/d cryogenic processing plant in the Texas Panhandle (Granite Wash System). The Granite Wash System is supported by more than 13,000 dedicated acres and long-term contracts with initial terms that extend through 2022.

During 2011, we finalized the Frontier Gas Acquisition purchase price allocation, which resulted in the recognition of approximately $94 million in goodwill, of which $77 million was allocated to the Fayetteville segment and $17 million was allocated to the Granite Wash segment. The final purchase price allocation is as follows (In thousands):

Purchase price:
Cash	$344,562

Purchase price allocation:
Accounts receivable	$335
Prepaid expenses and other	750
Property, plant and equipment	144,505
Intangible assets	114,200
Goodwill	93,628
Other assets	178

Total assets	$353,596

Current portion of capital leases	$2,576
Accounts payable, accrued expenses and other	64
Long-term capital leases	6,011
Asset retirement obligations	383

Total liabilities	$9,034

Total	$344,562

Transactions costs for the Frontier Gas Acquisition for the year ended December 31, 2011 were approximately $5 million of which approximately $2 million was recorded in general and administrative expense and $3 million was recorded in interest expense. During the year ended December 31, 2011, we recognized approximately $59 million in operating revenues and $5 million in operating income related to this acquisition.

Tristate Acquisition

On November 1, 2011, we acquired Tristate Sabine, LLC (Tristate) from affiliates of Energy Spectrum Capital, Zwolle Pipeline, LLC, and Tristate’s management for approximately $72 million in cash consideration comprised of $64 million paid at closing plus a deferred payment of approximately $8 million, which was paid during the fourth quarter of 2012 (Tristate Acquisition).

At the time of acquisition, the Tristate assets located in Haynesville/Bossier Shale consisted of approximately 60 miles of high pressure and low pressure gathering pipelines in western Louisiana with capacity of approximately 100 MMcf/d and treating capacity of approximately 80 MMcf/d (Sabine System). The Sabine System is supported by long-term, fixed-fee contracts with producers who dedicated approximately 20,000 acres to us. These contracts have various initial terms that extend through 2019 and 2021.

During 2012, we finalized our purchase price allocation for the Tristate Acquisition, which resulted in the recognition of approximately $4 million in goodwill, primarily related to anticipated operating synergies between the assets acquired and our existing assets. The final purchase price allocation is as follows (In thousands):

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

Transaction costs of $0.3 million were recognized in general and administrative expense during 2011. During the year ended December 31, 2011, we recognized approximately $1.9 million in operating revenues and $0.9 million in operating income related to this acquisition.

The following tables are the presentation of income for the years ended December 31, 2011 and 2010 as if we had completed the Las Animas, Frontier Gas and Tristate Acquisitions on January 1, 2010 (In thousands, except per unit data):

	Year Ended December 31, 2011
	Crestwood Midstream Partners LP (1)	Proforma Adjustment (2)	Combined
Operating revenues	$205,820	$25,827	$231,647
Operating expenses, net of gain from exchange of property, plant and equipment	(131,949)	(22,911)	(154,860)

Operating income	$73,871	$2,916	$76,787

Basic earnings per limited partner unit:	$1.00		$0.87
Diluted earnings per limited partner unit:	$1.00		$0.87
Weighted-average number of limited partner units:
Basic	37,206		38,835
Diluted	37,320		38,949

	Year Ended December 31,2010
	Crestwood Midstream Partners LP	Proforma Adjustment (3)	Combined
Operating revenues	$113,590	$74,217	$187,807
Operating expenses	(65,718)	(70,295)	(136,013)

Operating income	$47,872	$3,922	$51,794

Basic earnings per limited partner unit:	$1.11		$0.80
Diluted earnings per limited partner unit:	$1.03		$0.75
Weighted-average number of limited partner units:
Basic	29,070		35,561
Diluted	31,316		37,807

(1)

Includes eleven months of operating income for the Las Animas Acquisition, nine months of operating income for the Frontier Gas Acquisition and two months of operating income for the Tristate Acquisition.

(2)

Represents approximately one month of operating income for the Las Animas Acquisition, three months of operating income for the Frontier Gas Acquisition and ten months of operating income for the Tristate Acquisition, prior to the respective acquisition.

(3)	Represents operating income for the Las Animas Acquisition, the Frontier Gas Acquisition and the Tristate Acquisition for the year ended December 31, 2010.

4.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

On March 26, 2012, we invested approximately $131 million in cash in exchange for a 35% interest in CMM, which is held by our wholly-owned subsidiary. Crestwood Holdings owns the remaining 65% interest in CMM. We account for our investment in CMM under the equity method of accounting. In January 2013, we acquired Crestwood Holdings’ 65% membership interest in CMM for approximately $258 million, which was funded through $129 million of borrowings under our Credit Facility, the issuance of 6,190,469 Class D units, representing limited partner interests in us to Crestwood Holdings, and the issuance of 133,060 general partner units to our General Partner. As a result of the acquisition of the additional membership interest, CMM became our wholly-owned consolidated subsidiary.

Our investment in CMM totaled approximately $129 million as of December 31, 2012, which equals our respective share of CMM’s equity. The summarized financial information of the operating results and financial position of CMM is as follows (In thousands):

Year Ended December 31, 2012
Operating results data:
Operating revenue	$25,502
Operations and maintenance expense	2,491
General and administrative expense	3,692
Depreciation and amortization expense	6,182
Interest and debt expense	2,147

Net income	$10,990
Ownership percentage	35%

Equity earnings from CMM	$3,847

Financial position data:
Current assets	$6,603
Non-current assets	499,213
Current liabilities	10,420
Long-term debt	127,000
Members' equity	367,560

Distributions:
Earnings distributions	$3,847
Capital distributions	2,604

Total distributions to CMLP	$6,451

CMM Acquisitions

Antero Resources Appalachian Corporation (Antero) Acquisition. On March 26, 2012, CMM acquired certain of Antero’s gathering system assets located in Harrison and Doddridge Counties, West Virginia for approximately $380 million.

Antero may earn additional payments of up to $40 million based upon average annual production levels achieved during 2012, 2013 and 2014. During 2012, Antero did not meet the annual production level to earn additional payments.

Additionally, CMM entered into a 20 year, fixed-fee, Gas Gathering and Compression Agreement (GGA) with Antero, which provided for an area of dedication of approximately 127,000 gross acres, or 104,000 net acres at the time of acquisition, largely located in the rich gas corridor of the southwestern core of the Marcellus Shale play. As part of the GGA, Antero committed to deliver minimum annual throughput volumes to CMM for a seven year period from January 1, 2012 to January 1, 2019, ranging from an average of 300 MMcf/d in 2012 to an average of 450 MMcf/d in 2018. During the period ended December 31, 2012, Antero delivered less than the minimum annual throughput volumes and at December 31, 2012, CMM recorded a receivable and deferred revenue of approximately $2.6 million due to Antero’s potential ability to recover this amount if Antero’s 2013 throughput volumes exceed the minimum annual throughput volumes included in the GGA for 2013.

E Marcellus Asset Company, LLC (EMAC) Acquisition. On December 28, 2012, CMM acquired all of the membership interest in EMAC from Enerven Compression, LLC for approximately $95 million, which was financed through CMM’s $200 million credit facility. EMAC’s assets consist of four compression and dehydration stations located on CMM’s gathering systems in Harrison County, West Virginia. The assets will provide compression and dehydration services to Antero under a compression services agreement through 2018. Antero has the option to renew the agreement for an additional five years upon expiration of the original agreement.

Operating Agreement

Concurrent with the formation of CMM, we entered into an operating agreement with CMM to operate its assets. The terms of the operating agreement provide for, among other things, the reimbursement of costs incurred by us on behalf of CMM in conjunction with operating CMM’s assets. For the year ended December 31, 2012, CMM reimbursed us approximately $3 million for costs under the operating agreement which is reflected as a reduction to operating expenses in our consolidated statement of income.

5.	NET INCOME PER LIMITED PARTNER UNIT AND DISTRIBUTIONS

Earnings per Limited Partner Unit. Our net income is allocated to the General Partner and the limited partners, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid to the General Partner. Basic earnings per unit are computed by dividing net income attributable to limited partner unitholders by the weighted-average number of limited partner units outstanding during each period. Diluted earnings per unit are computed using the treasury stock method, which considers the impact to net income and limited partner units from the potential issuance of limited partner units.

The tables below show the (i) allocation of net income attributable to limited partners and the (ii) net income per limited partner unit based on the number of basic and diluted limited partner units outstanding for the years ended December 31, 2012, 2011 and 2010.

Allocation of Net Income to General Partner and Limited Partners

	Year Ended December 31,
	2012	2011	2010
Net income	$31,746	$45,003	$34,872
GP’s incentive distributions	(14,753)	(7,049)	(2,016)

Net income after incentive distributions	16,993	37,954	32,856
GP’s interest in net income after incentive distributions	322	686	510

LP’s interest in net income after incentive distributions	$16,671	$37,268	$32,346

Net Income Per Limited Partner Unit

	Year Ended December 31,
	2012	2011	2010
Limited partners’ interest in net income	$16,671	$37,268	$32,346
Weighted-average limited partner units - basic (1)	45,223	37,206	29,070
Effect of unvested phantom units	197	114	2,246

Weighted-average limited partner units - diluted (1)	45,420	37,320	31,316

Basic earnings per unit:
Net income per limited partner	$0.37	$1.00	$1.11
Diluted earnings per unit:
Net income per limited partner	$0.37	$1.00	$1.03

(1)	Includes 6,869,268 and 4,828,093 Class C units for the years ended December 31, 2012 and 2011.

There were no units excluded from our dilutive earnings per share as we do not have any anti-dilutive units for the years ended December 31, 2012, 2011 and 2010.

Distributions. Our Second Amended and Restated Agreement of Limited Partnership, dated February 19, 2008, as amended (Partnership Agreement), requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (as defined therein) to unitholders of record on the applicable record date, as determined by our General Partner. Our minimum quarterly distribution is $0.30 per unit, to the extent we have sufficient cash flows from operations after the establishment of cash reserve and payment of fees and expenses, including payments to our General Partner. There is no guarantee that we will pay the minimum quarterly distribution in any quarter. We are prohibited from making any distributions to unitholders if such distribution would cause an event of default or an event of default exists, under our Credit Facility or other agreements governing our long-term debt.

General Partner Interest and Incentive Distribution Rights. Our General Partner is entitled to quarterly distributions equal to its General Partner interest. As of December 31, 2012, our General Partner interest is approximately 2%, represented by 979,614 General Partner units. Our General Partner has the right, but not the obligation, to contribute a proportional amount of capital to us to maintain its current General Partner interest. The General Partner’s interest in our distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportional amount of capital to us to maintain its General Partner interest.

Our General Partner holds incentive distribution rights (IDRs) in accordance with the Partnership Agreement. These rights pay an increasing percentage, up to a maximum of 50% of the cash we distribute from operating surplus in excess of $0.45 per unit per quarter. The maximum distribution of 50% includes distributions paid to our General Partner based on its General Partner interest and assumes that our General Partner maintains its current General Partner interest. The maximum distribution of 50% does not include any distributions that our General Partner may receive on limited partner units that it owns.

The following table presents distributions for 2012 and 2011 (In millions, except per unit data):

			Distribution Paid
			Limited Partners		General Partner
Payment Date	Attributable to the Quarter Ended	Per Unit Distribution	Cash paid to common	Paid-In- Kind Value to Class C unitholders	Cash paid to General Partner and IDR	Paid-In- Kind Value to Class C unitholders	Total Cash	Total Distribution
2013
February 12, 2013	December 31, 2012	$0.51	$21.0	$3.7	$4.1	$0.6	$25.1	$29.4

2012
November 9, 2012	September 30, 2012	$0.51	$21.0	$3.5	$4.1	$0.6	$25.1	$29.2
August 10, 2012	June 30, 2012	$0.50	$20.6	$3.4	$3.7	$0.5	$24.3	$28.2
May 11, 2012	March 31, 2012	$0.50	$18.2	$3.4	$3.3	$0.5	$21.5	$25.4
February 10, 2012	December 31, 2011	$0.49	$17.9	$3.2	$2.8	$0.5	$20.7	$24.4

2011
November 10, 2011	September 30, 2011	$0.48	$15.8	$3.1	$2.3	$0.4	$18.1	$21.6
August 12, 2011	June 30, 2011	$0.46	$15.2	$2.9	$1.6	$0.2	$16.8	$19.9
May 13, 2011	March 31, 2011	$0.44	$13.7	$2.7	$1.1	$0.2	$14.8	$17.7
February 11, 2011	December 31, 2010	$0.43	$13.4	$—	$0.9	$—	$14.3	$14.3

Our Class C units are substantially similar in all respects to our existing common units, representing limited partner interests, except that we have the option to pay distributions to our Class C unitholders with cash or by issuing additional Paid-In-Kind Class C units based upon the volume weighted-average price of our common units for the 10 trading days immediately preceding the date the distribution is declared. We issued 633,084 and 473,731 additional Class C units in lieu of paying in cash quarterly distributions on our Class C units for the years ended December 31, 2012 and 2011. In February 2013, we issued an additional 183,995 Class C units in quarterly distributions. Additionally, in April 2013, our outstanding Class C units will convert to common units on a one-for-one basis. Quarterly distributions on these converted units will be paid with cash.

In conjunction with the acquisition of the 65% membership interest in CMM in January 2013, we issued 6,190,469 Class D units, representing limited partner interests in us to Crestwood Holdings. Our Class D units are similar in certain respects to our existing common units and Class C units, except that we have the option to pay distributions to our Class D unitholders for a period of one year with cash or by issuing additional Paid-In-Kind Class D units based upon the volume weighted-average price of our common units for the 10 trading days immediately preceding the date the distribution is declared. The Class D units issued in January 2013 will not participate in the dividend paid on February 12, 2013. In March 2014, our outstanding Class D units will convert to common units on a one-for-one basis.

6.	FINANCIAL INSTRUMENTS

Fair Values

We separate the fair values of our financial instruments into three levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and would be reflected at the end of the period in which the change occurs. During the years ended December 31, 2012 and 2011, there have been no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they are classified.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable represent fair value based on the short-term nature of these instruments.

Credit Facility. The fair value of our Credit Facility approximates its carrying amount as of December 31, 2012 and 2011 due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Senior Notes. We estimated the fair value of our Senior Notes (representing a Level 2 fair value measurement) primarily based on quoted market prices for the same or similar issuances. The following table reflects the carrying value and fair value of our Senior Notes (In millions):

	As of December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$351	$365	$200	$197

Debt

Our long-term debt consisted of the following at December 31 (In thousands):

	2012	2011
Credit Facility, due November 2017	$206,700	$312,500
Senior Notes, due April 2019	350,000	200,000

	556,700	512,500
Plus: Unamortized premium on Senior Notes	1,461	—

Total long-term debt	$558,161	$512,500

Credit Facility

Our senior secured credit facility, as amended (Credit Facility), allows for revolving loans, letters of credit and swingline loans in an aggregate amount of up to $550 million. Our Credit Facility matures on November 16,

2017 and is secured by substantially all of our assets and those of certain of our subsidiaries. As of December 31, 2012, our Credit Facility is guaranteed by our 100% owned subsidiaries.

Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or a base rate as defined in the credit agreement. Under the terms of the Credit Facility, the applicable margin under LIBOR borrowings was 2.5% and 3.0% at December 31, 2012 and 2011. The weighted-average interest rate as of December 31, 2012 and 2011 was 2.8% and 3.3%. Our borrowings under the Credit Facility were approximately $207 million and $312 million as of December 31, 2012 and 2011, and based on our results through December 31, 2012, our remaining available capacity under the Credit Facility was $167 million. For the year ended December 31, 2012 and 2011, our average outstanding borrowings were $305 million and $325 million. For the year ended December 31, 2012 and 2011, our maximum outstanding borrowings were $375 million and $282 million.

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

As of December 31, 2012, we were in compliance with these financial covenants.

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

Senior Notes

On April 1, 2011, we issued $200 million of senior notes, which accrue interest at the rate of 7.75% per annum and mature in April 2019. On November 8, 2012, we issued an additional $150 million of these notes in a private placement offering. The $150 million senior notes have the same terms as our $200 million senior notes. The net proceeds from the offering were used to reduce our indebtedness under our Credit Facility.

Our obligations under the Senior Notes are guaranteed on an unsecured basis by certain of our current and future domestic subsidiaries. Interest is payable semi-annually in arrears on April 1 and October 1 of each year. Our Senior Notes require us to maintain a ratio of our consolidated trailing 12-month EBITDA (as defined in the indenture governing the Senior Notes) to fixed charges of at least 1.75 to 1.0. As of December 31, 2012, we were in compliance with this covenant.

Bridge Loans

In February 2011, in connection with the Frontier Gas Acquisition, we obtained commitments from multiple lenders for senior unsecured bridge loans in an aggregate amount up to $200 million. The commitment was terminated on April 1, 2011 in conjunction with the issuance of the Senior Notes described above. We incurred approximately $3 million of commitment fees during the year ended December 31, 2011, which was included in interest expense on our consolidated statement of income.

Subordinated Note

In August 2007, we executed the Subordinated Note payable to Quicksilver in the principal amount of $50 million. The Subordinated Note was assigned to Crestwood Holdings as part of the Crestwood Transaction on October 1, 2010. Our Credit Facility required us to terminate the Subordinated Note through the issuance of additional common units during 2010. The conversion into common units was determined based upon the average closing common unit price for a 20 trading-day period that ended October 15, 2010. We issued 2,333,712 of our common units to Crestwood Holding in exchange for the outstanding balance of the Subordinated Note at the time of the conversion.

Guarantor Subsidiaries

Our consolidated subsidiaries, which are 100% owned by us, are full and unconditional, joint and several guarantors of our Credit Facility and Senior Notes. We have no independent assets or operations. In January 2013, we acquired Crestwood Holdings’ 65% membership interest in CMM. As a result of the acquisition of the additional membership interest, CMM became our 100% owned consolidated subsidiary, however CMM will not be a guarantor subsidiary of our Credit Facility or Senior Notes.

7.	PROPERTY, PLANT AND EQUIPMENT

The table below presents the details of our property, plant and equipment (In thousands):

		December 31,
	Depreciable Life	2012	2011
Gathering systems	20 years	$355,816	$298,207
Processing plants and compression facilities	20-25 years	443,542	429,908
Rights-of-way and easements	20 years	51,813	50,085
Buildings and other	5-40 years	6,628	5,958
Land	—	4,698	4,674
Construction in progress	—	48,398	47,073

Property, plant and equipment		910,895	835,905
Accumulated depreciation		(126,524)	(89,860)

Property, plant and equipment, net		$784,371	$746,045

We have capital lease assets of approximately $12 million and $9 million included in our property, plant and equipment at December 31, 2012 and 2011.

During the year ended December 31, 2012, we recorded an impairment of approximately $1.6 million of our property, plant and equipment to write certain of our assets down to their fair value of zero (which is a Level 3 fair value measurement) as a result of a compressor building fire that occurred on September 6, 2012 at our Corvette processing plant in our Barnett Segment. This impairment, in addition to approximately $1.3 million of other operations and maintenance costs incurred related to the incident, is recoverable under our insurance policies and is recorded in Prepaid Expenses and Other current assets on our balance sheet as of December 31, 2012.

During the year ended December 31, 2011, we recorded a gain of approximately $1 million on the exchange of property, plant and equipment under an agreement with a third party to exchange the delivery of certain processing plants that were under contract. We received proceeds of approximately $6 million on the exchange.

8.	INTANGIBLE ASSETS

Our intangible assets consist of acquired gas gathering and processing contracts. The following table presents the changes in our intangible assets (In thousands):

	December 31,
	2012	2011
Net intangible assets at January 1	$127,760	$—
Additions	42,959	130,200
Accumulated amortization expense	(7,698)	(2,440)

Net intangible assets at December 31	$163,021	$127,760

Our gas gathering and processing contracts have useful lives of 6 to 20 years, as determined based upon the anticipated life of the contracts with our customers. The expected amortization of our intangible assets as of December 31, 2012 for the next five years and in total thereafter is as follows (In thousands):

2013	$12,185
2014	12,540
2015	12,525
2016	12,230
2017	12,126
Thereafter	101,415

Total	$163,021

9.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The table below presents the details of our accounts payable, accrued expenses and other liabilities (In thousands):

	December 31,
	2012	2011
Accrued expenses	$9,085	$3,175
Accrued property taxes	5,167	5,204
Accrued product purchases payable	2,450	3,594
Tax payable	1,663	1,545
Interest payable	7,244	4,788
Accounts payable	1,735	5,128
Tristate Acquisition deferred payment (Note 3)	—	8,000
Other	79	360

Total accounts payable, accrued expenses and other liabilities	$27,423	$31,794

10.	ASSET RETIREMENT OBLIGATIONS

We have legal obligations associated with right-of-way contracts we hold at our facilities whether owned or leased. Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations.

The following table presents the changes in the net asset retirement obligations for the years ended December 31, 2012 and 2011 (In thousands):

	December 31,
	2012	2011
Net asset retirement obligation at January 1	$11,545	$9,877
Liabilities incurred	407	140
Acquisitions	540	1,744
Accretion expense	696	508
Changes in estimate	—	(724)

Net asset retirement obligation at December 31	$13,188	$11,545

We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2012 and 2011.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

From time to time, we are party to certain legal or administrative proceedings that arise in the ordinary course and are incidental to our business. There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on our results of operations, cash flows or financial condition. However, future events or circumstances, currently unknown to management, will determine whether the resolution of any litigation or claims will ultimately have a material effect on our results of operations, cash flows or financial condition in any future reporting periods. As of December 31, 2012, we had less than $0.1 million accrued for our legal proceedings.

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2012, we had accrued approximately $0.2 million for environmental matters, which is based on our undiscounted estimate of amounts we will spend on environmental compliance and remediation. We estimate that our potential liability for reasonably possible outcomes related to our environmental exposures could range from approximately $0.2 million to $0.3 million. We had no accruals for environmental matters at December 31, 2011.

Commitments and Purchase Obligations

Capital Leases. We have a compressor, treating facility and auto leases which are accounted for as capital leases. The terms of the agreements vary from 2013 until 2016. We recorded amortization of expense of approximately $3 million and $2 million for the years ended December 31, 2012 and 2011. We had no capital leases during 2010.

Future minimum lease payments related to our capital leases at December 31, 2012 are as follows (In thousands):

2013	$4,020
2014	2,269
2015	866
2016	219

Total payments	7,374
Imputed interest	(351)

Present value of future payments	$7,023

Operating Leases. We maintain operating leases in the ordinary course of our business activities. These leases include those for office buildings and other operating facilities and equipment. The terms of the agreements vary from 2013 until 2032. Future minimum annual rental commitments under our operating leases at December 31, 2012, were as follows (In thousands):

2013	$936
2014	687
2015	439
2016	114
2017	47
Thereafter	15

Total	$2,238

Rental expense was approximately $7 million, $8 million and $1 million for the years ended December 31, 2012, 2011 and 2010.

Purchase Commitments. At December 31, 2012, we had capital commitments of approximately $2.8 million to purchase equipment related to our capital projects. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Guarantee. We have a contractual arrangement with CMM that requires us to provide a performance guarantee related to CMM’s obligations under its GGA with Antero. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. As of December 31, 2012, we have not recorded any amounts in our financial statements related to this performance guarantee.

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

We are responsible for our portion of the Texas Margin tax that is included in Crestwood Holdings’ consolidated Texas franchise tax return. Our current tax liability will be assessed based on 0.7% of the gross revenue apportioned to Texas. The margin tax qualifies as an income tax under GAAP, which requires us to recognize the impact of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis attributable to such tax. For the years ended December 31, 2012, 2011 and 2010, there were no temporary differences recognized in our consolidated statements of income.

Prior to the closing of the Crestwood Transaction on October 1, 2010, our activity was included in Quicksilver’s Texas Franchise tax combined report. As a result, we had a deferred tax liability which represented the change in the tax basis and financial reporting basis of our assets and liabilities. During 2010, we reversed a deferred tax liability of $0.8 million as a result of the change in organization structure with the Crestwood Transaction.

Uncertain Tax Positions. We evaluate the uncertainty in tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are more likely than not of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level deemed not to meet the more likely than not threshold would be recorded as a tax benefit or expense in the current year. We believe that there are no uncertain tax positions that would impact our operations for the years ended December 31, 2012, 2011 and 2010 and that no provision for income tax is required for these consolidated financial statements. However, our conclusions regarding the evaluation are subject to review and may change based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

13.	EQUITY PLAN

Awards of phantom and restricted units have been granted under our Fourth Amended and Restated 2007 Equity Plan (2007 Equity Plan). The following table summarizes information regarding phantom and restricted unit activity:

	Payable In Cash		Payable In Units
	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2010	—	$—	121,526	$27.11
Vested - phantom units	—	—	—	—
Granted - phantom units	15,294	26.77	19,411	27.56
Granted - restricted units	—	—	10,000	27.70
Cancelled - phantom units	(1,948)	29.31	(22,142)	27.16

Unvested - December 31, 2011	13,346	$26.40	128,795	$27.22
Vested - phantom units	(4,267)	26.46	(40,929)	27.21
Vested - restricted units	—	—	(4,682)	27.53
Granted - phantom units	—	—	126,246	29.90
Granted - restricted units	—	—	37,500	25.67
Canceled - phantom units	(767)	25.63	(24,938)	28.30

Unvested - December 31, 2012	8,312	$26.45	221,992	$28.35

As of December 31, 2012 and 2011, we had total unamortized compensation expense of approximately $3 million and $2 million related to phantom and restricted units, which we expect will be amortized over three years (the original vesting period of these instruments), except for grants to non-employee directors of our General Partner which vest over one year. We recognized compensation expense of approximately $2 million and $1 million for the years ended December 31, 2012 and 2011, included in operating expenses on our consolidated statements of income. We granted phantom and restricted units with a grant date fair value of approximately $5 million and $0.8 million for the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, we had 505,791 units and 633,211 units available for issuance under the 2007 Equity Plan.

Under the 2007 Equity Plan, participants who have been granted restricted units may elect to have us withhold common units to satisfy minimum statutory tax withholding obligations arising in connection with the vesting of non-vested common units. Any such common units withheld are returned to the 2007 Equity Plan on the applicable vesting dates, which correspond to the times at which income is recognized by the employee. When we withhold these common units, we are required to remit to the appropriate taxing authorities the fair value of the units withheld as of the vesting date. The number of units withheld is determined based on the closing price per common unit as reported on the NYSE on such dates. For the year ended December 31, 2012, we withheld 1,405 common units to satisfy employee tax withholding obligations. The withholding of common units by us could be deemed a purchase of the common units. There were no common units withheld to satisfy employee tax withholding obligations for the years ended December 31, 2011 and 2010.

14.	TRANSACTIONS WITH RELATED PARTIES

Affiliate Revenues and Expenses

Our General Partner is owned by Crestwood Holdings. The affiliates of Crestwood Holdings and its owners are considered our related parties, including Sabine Oil and Gas LLC, Mountaineer Keystone, LLC and CMM. In addition, under the agreements governing the Crestwood Transaction, Quicksilver is entitled to appoint a director to our General Partner’s board of directors until the later of the second anniversary of the closing or such time as Quicksilver generates less than 50% of our consolidated revenue in any fiscal year. As such, Quicksilver, qualifies as a related party.

We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including gas gathering and processing services under long-term contracts, product purchases and various operating agreements.

We do not have any employees. We are managed and operated by the directors and officers of our General Partner. We have an omnibus agreement with Crestwood Holdings and our General Partner under which we reimburse Crestwood Holdings for the provision of various general and administrative services for our benefit and for direct expenses incurred by Crestwood Holdings on our behalf. Crestwood Holdings bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. Prior to the closing of the Crestwood Transaction, employees of Quicksilver provided general and administrative services for our benefit. The allocations from Crestwood Holdings and Quicksilver were based on the estimated level of effort devoted to our operations.

The table below shows overall revenues, expenses and reimbursements from our affiliates for the years ended December 31, 2012, 2011 and 2010 (In millions):

	Year Ended December 31,
	2012	2011	2010
Operating revenues	$114	$131	$105
Operating expenses	35	18	21
Reimbursements of operating expenses	1	2	—	(1)

(1)	Amount was less than $1 million.

Distributions

Prior to Quicksilver’s sale of us to Crestwood Holdings on October 1, 2010, we paid cash distributions to Quicksilver in 2010 of approximately $80 million, including the conversion of the Subordinated Note Payable to common units for approximately $50 million.

15.	PARTNERS’ CAPITAL

During 2012 and 2011, we completed public offerings of common units, representing limited partner interests. The net proceeds from these offerings were used to reduce indebtedness under our Credit Facility and to fund our acquisitions.

In April 2011, we issued Class C units, representing limited partner interests, in a private placement offering. The net proceeds from the April 2011 offering were used to finance a portion of our Frontier Gas Acquisition. The Class C units will convert into common units on a one-for-one basis on the second anniversary of the date of issuance.

The table below presents our common unit and Class C unit issuances during 2012 and 2011 (In millions, except units and per unit data):

Issuance Date	Units		Per Unit Gross Price	Per Unit Net Price (1)	Net Proceeds
April 1, 2011	6,243,000	(2)	$24.50	$—	$153
May 4, 2011	1,800,000		$30.65	$29.75	53
January 13, 2012	3,500,000		$30.73	$29.50	103
July 25, 2012	4,600,000	(3)	$26.00	$24.97	115

(1)	Price is net of underwriting discounts.
(2)	Represents Class C units.
(3)	Includes 600,000 units that were issued in August 2012.

During 2012, our General Partner made additional capital contributions of approximately $6 million in exchange for the issuance of an additional 215,722 general partner units. During 2011, our General Partner made an additional capital contribution of approximately $9 million in exchange for the issuance of an additional 293,948 general partner units.

In January 2013, we issued 6,190,469 Class D units, representing limited partner interests in us, to Crestwood Holdings in connection with our acquisition of Crestwood Holdings’ 65% membership interest in CMM. Our Class D units are similar in certain respects to our existing common units and Class C units, except that we have the option to pay distributions to our Class D unitholders with cash or by issuing additional Paid-In-Kind Class D units based upon the volume weighted-average price of our common units for the 10 trading days immediately preceding the date the distribution is declared. In March 2014, our outstanding Class D units will convert to common units.

16.	SEGMENT INFORMATION

Our operations include four reportable operating segments. These operating segments reflect the way we internally report the financial information used to make decisions and allocate resources in connection with our operations. We evaluate the performance of our operating segments based on EBITDA, which represents operating income plus, depreciation, amortization and accretion expense.

Our reportable segments reflect the primary geographic areas in which we operate and consist of Barnett, Fayetteville, Granite Wash and Marcellus, all of which are located within the United States. Our reportable segments are engaged in the gathering, processing, treating, compression, transportation and sales of natural gas and delivery of NGLs. Our Other operating segment consists of those operating segments or reporting units that did not meet quantitative reporting thresholds.

As of December 31, 2012, we managed 849 miles of natural gas gathering pipelines and approximately 259,000 hp of compression equipment. For the years ended December 31, 2012, 2011 and 2010, one of our customers in the Barnett segment, which is a related party, accounted for 53%, 64% and 93% of our total revenues. In addition, one customer in our Fayetteville segment accounted for 11% of our total revenues for the year ended December 31, 2012.

The following table is a reconciliation of Net Income to EBITDA (In thousands):

	For the Year Ended December 31,
	2012	2011	2010
Net income	$31,746	$45,003	$34,872
Add:
Interest and debt expense	33,618	27,617	13,550
Income tax expense (benefit)	1,206	1,251	(550)
Depreciation, amortization and accretion expense	45,726	33,812	22,359

EBITDA	$112,296	$107,683	$70,231

The following tables reflect our segment results as of and for the years ended December 31, 2012, 2011 and 2010 (In thousands):

	Year Ended December 31, 2012
	Barnett (1)	Fayetteville	Granite Wash	Marcellus (2)	Other	Corporate	Total
Operating revenues	$20,396	$27,498	$39,450	$—	$12,874	$—	$100,218
Operating revenues - related party	112,637	—	1,106	—	—	—	113,743
Product purchases	125	523	20,543	—	2,662	—	23,853
Product purchases - related party	—	—	15,152	—	—	—	15,152
Operations and maintenance expense	26,881	8,537	2,250	—	2,949	—	40,617
General and administrative expense	—	—	—	—	—	25,890	25,890
Earnings from unconsolidated affiliate	—	—	—	3,847	—	—	3,847

EBITDA	$106,027	$18,438	$2,611	$3,847	$7,263	$(25,890)	$112,296

Goodwill	$—	$76,767	$14,211	$—	$4,053	$—	$95,031
Total assets	$618,647	$300,593	$80,876	$128,646	$81,862	$22,783	$1,233,407
Capital expenditures	$13,903	$10,954	$4,787	$—	$4,797	$1,052	$35,493

(1)	Includes four months of operating income from the Devon Acquisition, from August 24, 2012 to December 31, 2012, subsequent to acquisition.

(2)	Includes nine months of operating income for Marcellus, from March 26, 2012 to December 31, 2012, subsequent to acquisition.

	Year Ended December 31, 2011
	Barnett	Fayetteville (1)	Granite Wash (1)	Marcellus	Other (2) (3)	Corporate	Total
Operating revenues	$8,859	$20,800	$38,213	$—	$6,723	$—	$74,595
Operating revenues - related party	131,225	—	—	—	—	—	131,225
Product purchases	—	1,302	33,245	—	4,240	—	38,787
Operations and maintenance expense	25,147	8,992	1,499	—	665	—	36,303
General and administrative expense	—	—	—	—	—	24,153	24,153
Gain from exchange of property, plant and equipment	—	—	—	—	—	1,106	1,106

EBITDA	$114,937	$10,506	$3,469	$—	$1,818	$(23,047)	$107,683

Goodwill	$—	$76,767	$16,861	$—	$—	$—	$93,628
Total assets	$545,656	$300,338	$77,313	$—	$85,307	$18,278	$1,026,892
Capital expenditures	$19,999	$17,757	$7,960	$—	$2,041	$648	$48,405

(1)	Includes nine months of operating income for Fayetteville and Granite Wash, from April 1, 2011 to December 31, 2011, subsequent to acquisition.
(2)	Includes approximately eleven months of operating income for Las Animas System, from February 16, 2011 to December 31, 2011, subsequent to acquisition.
(3)	Includes two months of operating income for Sabine System, from November 1, 2011 to December 31, 2011, subsequent to acquisition.

	Year Ended December 31, 2010
	Barnett	Fayetteville	Granite Wash	Marcellus	Other	Corporate	Total
Operating revenues	$8,355	$—	$—	$—	$—	$—	$8,355
Operating revenues - related party	105,235	—	—	—	—	—	105,235
Operations and maintenance expense	25,702	—	—	—	—	—	25,702
General and administrative expense	—	—	—	—	—	17,657	17,657

EBITDA	$87,888	$—	$—	$—	$—	$(17,657)	$70,231

Total assets	$557,163	$—	$—	$—	$—	$13,464	$570,627
Capital expenditures	$69,069	$—	$—	$—	$—	$—	$69,069

Supplemental Selected Quarterly Financial Information (Unaudited)

Financial information by quarter is summarized below.

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Operating revenues	$53,733	$48,202	$55,037	$56,989
Operating income	17,665	14,100	17,849	$13,109
Earnings from unconsolidated affiliate	—	441	1,764	$1,642
Net income	9,805	5,980	11,105	$4,856
Basic income per unit:
Net income per limited partner unit	$0.15	$0.06	$0.15	$0.01

Diluted income per unit:
Net income per limited partner unit	$0.15	$0.06	$0.15	$0.01

2011
Operating revenues	$32,380	$55,535	$58,615	$59,290
Operating income	12,604	20,375	20,505	20,387
Net income	9,376	10,227	13,058	12,342
Basic income per unit:
Net income per limited partner unit	$0.27	$0.22	$0.27	$0.24

Diluted income per unit:
Net income per limited partner unit	$0.27	$0.22	$0.27	$0.24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer of our General Partner, as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) Rules 13a-15(e) and 15d-15(e)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the Chief Executive Officer and Interim Chief Financial Officer of our General Partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Management of Crestwood Midstream Partners LP

As a publicly traded limited partnership, we have no directors, officers or employees. Crestwood Gas Services GP LLC, our General Partner, and its board of directors (Board) manage our operations and activities. Our General Partner is not elected by our unitholders and is not subject to re-election in the future. Unitholders are not entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operations. However, our General Partner owes a fiduciary duty to our unitholders. Our General Partner will be liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Our General Partner, therefore, may cause us to incur indebtedness or other obligations that are nonrecourse to it.

The Board oversees our operations. Our General Partner currently has nine directors on the Board, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). Crestwood Gas Services Holdings LLC, the sole member of our General Partner, appoints all members to the Board. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on the Board or to establish a compensation committee or a nominating/corporate governance committee.

All of our executive management personnel are employees of Crestwood Holdings Partners, LLC and its affiliates (Crestwood Holdings) and devote their time as needed to conduct our and Crestwood Holdings’ business and affairs. These officers of Crestwood Holdings manage the day-to-day affairs of our business and conduct our operations. Because the majority of Crestwood Holdings’ cash generating assets are direct and indirect partnership interests in us, we expect that our executive officers will devote a substantial majority of their time to our business, as was the case in 2012. We expect the amount of time that the executive management personnel of our General Partner devote to our business in future periods to be driven by the needs and demands of our ongoing business and business development efforts, which are likely to increase as our asset base and operations increase in size. However, depending on how our business develops and the nature of the business development efforts by executive management, the amount of time that the executive management team of our General Partner devotes to our business may increase or decrease in future periods. We also utilize a significant number of employees of Crestwood Holdings to operate our business and provide us with general and administrative services. We reimburse Crestwood Holdings for all expenses of operational personnel who perform services for our benefit, all general and administrative expenses and certain direct expenses. See Item 13. Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement for more information.

Directors and Executive Officers of our General Partner

The following table sets forth information with respect to the directors and executive officers of Crestwood Gas Services GP LLC, including the experience, qualifications, attributes or skills that led to the conclusion that such individuals should serve as directors of our General Partner, as well as information regarding executive officers of our General Partners, as of February 12, 2013. The directors of our General Partner hold office until the earlier of death, resignation, retirement, removal or disqualifications. Officers serve at the discretion of the Board. There are no family relationships among any of the directors or executive officers.

Name	Age	Position
Robert G. Phillips	58	President, Chief Executive Officer and Chairman of the Board
Steven M. Dougherty	40	Senior Vice President - Interim Chief Financial Officer and Chief Accounting Officer
J. Heath Deneke	39	Senior Vice President - Chief Commercial Officer
Joel D. Moxley	54	Senior Vice President - Chief Operating Officer
Kelly J. Jameson	48	Senior Vice President - General Counsel and Corporate Secretary
Robert T. Halpin	29	Vice President - Finance
Mark G. Stockard	46	Vice President - Investor Relations and Treasurer
Alvin Bledsoe	64	Director
Timothy H. Day	42	Director
Michael G. France	35	Director
Philip D. Gettig	67	Director
Joel C. Lambert	44	Director
Vanessa Gomez LaGatta	35	Director
J. Hardy Murchison	41	Director
John W. Somerhalder II	57	Director

Robert G. Phillips was elected Chairman, President and Chief Executive Officer of our General Partner in October 2010 and has served on the Management Committee of Crestwood Holdings since May 2010. Since November 2007, he has served as Chairman, President and CEO of Crestwood Midstream Partners, LLC. Previously, Mr. Phillips served as President and Chief Executive Officer and a Director of Enterprise Products Partners L.P. from February 2005 until June 2007 and Chief Operating Officer and a Director of Enterprise Products Partners L.P. from September 2004 until February 2005. Mr. Phillips also served on the Board of Directors of Enterprise GP Holdings L.P., the general partner of Enterprise Products Partners L.P., from February 2006 until April 2007. He previously served as Chairman of the Board and CEO of GulfTerra Energy Partners, L.P. (GTM), from 1999-2004, prior to GTM's merger with Enterprise Product Partners, LP, and held senior executive management positions with El Paso Corporation, including President of El Paso Field Services from 1996-2004. Prior to that he was Chairman, President and CEO of Eastex Energy, Inc. from 1981-1995. Mr. Phillips previously served as a Director of Pride International, Inc. from October 2007 to May 31, 2011, one of the world’s largest offshore drilling contractors, and was a member of its audit committee. Mr. Phillips is an Advisory Director of Triten Corporation, a leading international engineering firm and alloy products manufacturer. Mr. Phillips was selected to serve as the Chairman of the Board of our General Partner because of his deep experience in the midstream business, expansive knowledge of the oil and gas industry, as well as his experience in executive leadership roles for public companies in the energy industry and operational and financial expertise in the oil and gas business generally.

Steven M. Dougherty was appointed Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer of our General Partner effective January 18, 2013. Mr. Dougherty had served as Vice President and Chief Accounting Officer of our General Partner since June 2012. Prior to joining our General Partner, Mr. Dougherty was Director of Corporate Accounting at El Paso Corporation, since 2001 with responsibility over El Paso’s corporate segment and in leading El Paso’s efforts in addressing complex accounting matters. Mr. Dougherty also had seven years of experience with KPMG LLP, working with public and private companies in the financial services industry. Mr. Dougherty holds a Master of Public Accountancy from The University of Texas at Austin and is a certified public accountant in the State of Texas.

J. Heath Deneke was appointed Senior Vice President and Chief Commercial Officer in August 2012. Prior to joining our General Partner, Mr. Deneke served in various management positions at El Paso Corporation and its affiliates, including Vice President of Project Development and Engineering for the Pipeline Group, Director of Marketing and Asset Optimization for Tennessee Gas Pipeline Company and Manager of Business Development and Strategy for Southern Natural Gas Company. Mr. Deneke holds a bachelor’s degree in Mechanical Engineering from Auburn University.

Joel D. Moxley was appointed Senior Vice President of our General Partner in October 2010 and appointed Chief Operating Officer in August 2011. From April 2008 until joining our General Partner, Mr. Moxley was Senior Vice President of Crestwood Midstream Partners, LLC. From November 2005 to March 2008, he was Senior Vice President of Crosstex Energy, L.P. From September 2004 to November 2005, Mr. Moxley was a Senior Vice President for Enterprise Products Partners, L.P. From January 2001 to August 2004 he was Vice President of El Paso Corporation. From 1997 to 2000 he was a Vice President for PG&E Corporation. Mr. Moxley holds a Bachelor of Science in Chemical Engineering from Rice University.

Kelly J. Jameson was appointed Senior Vice President, General Counsel and Corporate Secretary of our General Partner in October 2010. Prior to joining our General Partner, Mr. Jameson was employed by TransCanada Corporation from 2007 through October 2010, and was Senior Counsel and Corporate Secretary for the U.S. subsidiaries of TransCanada Corporation. From 1996 to February 2007, he was employed by El Paso Corporation, and was Senior Counsel and Assistant Corporate Secretary. Mr. Jameson has a B.B.A. from Southern Methodist University and a Juris Doctorate from Oklahoma City University.

Robert T. Halpin was appointed Vice President, Finance of our General Partner effective January 18, 2013. Mr. Halpin had served as Vice President, Business Development of our General Partner since January 2012. Prior to joining our General Partner, Mr. Halpin was an Associate at First Reserve Corporation, a private equity company which invests exclusively in the energy industry, from July 2009 to January 2012. From July 2007 through June 2009, he was a Financial Analyst in the Global Natural Resources Group at Lehman Brothers. Mr. Halpin holds a B.B.A. from The University of Texas at Austin.

Mark G. Stockard was appointed Vice President, Investor Relations and Treasurer of our General Partner in October 2010 and also serves as Assistant Secretary. Prior to joining our General Partner, Mr. Stockard was Director of Financial Planning and Investor Relations at Buckeye Partners, LP from January 2010 to September 2010. From 2002 through October 2009 he was Treasurer of TEPPCO Partners, LP. Mr. Stockard holds a B.B.A. from Texas A&M University.

Alvin Bledsoe was elected director of our General Partner in July 2007. He currently chairs the Audit Committee and is a member of the Conflicts Committee. Since June 2011, Mr. Bledsoe also serves as a director of SunCoke Energy, Inc. Prior to his retirement in 2005, Mr. Bledsoe served as a certified public accountant and various senior roles for 33 years at PricewaterhouseCoopers (PwC). From 1978 to 2005, he was a senior client engagement and audit partner for large, publicly-held energy, utility, pipeline, transportation and manufacturing companies. From 1998 to 2000, Mr. Bledsoe served as Global Leader of PwC’s Energy, Mining and Utilities Industries Assurance and Business Advisory Services Group, and from 1992 to 2005 as a managing partner and regional managing partner. During his career, Mr. Bledsoe also served as a member of PwC’s governing body. Mr. Bledsoe was selected to serve as a director of our General Partner due to his extensive background in public accounting and auditing, including experience advising publicly-traded energy companies.

Timothy H. Day was elected director of our General Partner in October 2010. Since 2000, Mr. Day served as a Managing Director and Co-Head of Buyout of First Reserve Corporation, a private equity company which invests exclusively in the energy industry. Additionally, Mr. Day has served on the Management Committee of Crestwood Holdings since May 2010. Prior to joining First Reserve Corporation, Mr. Day worked with SCF Partners for three years and prior to that he worked for three years with Credit Suisse First Boston and Salomon Brothers. Mr. Day serves on the board of directors of PBF Energy, Inc. Mr. Day previously served as a director of Chart Industries, Inc., (also serving on the Audit, Compensation and Nominating and Corporate Governance Committees), and Pacific Energy Partners. Mr. Day holds a B.B.A. from The University of Texas at Austin and a Master of Business Administration from Harvard Business School. Mr. Day was elected to serve as a director of our General Partner due to his years of experience in financing energy related companies including significant energy investment experience at First Reserve and his general knowledge of midstream and downstream energy companies.

Michael G. France was elected director of our General Partner in October 2010. Since 2007, Mr. France has served as a Director of First Reserve Corporation, a private equity company which invests exclusively in the energy industry. Additionally, Mr. France has served on the Management Committee of Crestwood Holdings since May 2010. From 2003 to 2007, Mr. France served as a Vice President in the Natural Resources Group, Investment Banking Division, at Lehman Brothers. From 1999 to 2001, he served as a Senior Consultant at Deloitte & Touche LLP. Mr. France currently serves on the board of directors of Cobalt International Energy, Inc. Mr. France holds a B.B.A. (Cum Laude) in Finance from The University of Texas at Austin and a Master of Business Administration from Jones Graduate School of Management at Rice University. Mr. France was elected to serve as a director of our General Partner due to his years of experience in financing energy related companies including his energy investment experience at First Reserve and his general knowledge of upstream and midstream energy companies.

Philip D. Gettig was elected director of our General Partner in July 2007. He currently chairs the Conflicts Committee and is a member of the Audit Committee. From February 2000 to December 2005, Mr. Gettig served as the Vice President, General Counsel and Secretary of Prism Gas Systems I, L.P. (“Prism”), a natural gas gathering and processing company that was purchased by Martin Midstream Partners L.P., a publicly-traded limited partnership, in November 2005. From 1981 to 1999, Mr. Gettig held various positions in the law department of Union Pacific Resources Company (UPR), a publicly-traded exploration and production company with substantial natural gas gathering, processing and marketing operations. Positions held by Mr. Gettig included Managing Senior Counsel from 1996 to 1999. Mr. Gettig also served as General Counsel of Union Pacific Fuels, Inc., UPR’s wholly-owned gathering, processing and marketing affiliate, from 1996 to 1999. Since retiring from Prism in 2005, he has provided consulting and legal counsel to Prism and he has also provided such services to individuals and small businesses. Mr. Gettig was selected to serve as a director of our General Partner because he has over 30 years of legal experience within the oil and gas industry.

Vanessa Gomez LaGatta was elected director of our General Partner in August 2012. Ms. Gomez LaGatta has served as the Vice President and Treasurer for Quicksilver since September 2009. Ms. Gomez LaGatta also served as Vice President and Treasurer of the General Partner (formerly known as Quicksilver Gas Services GP LLC) from September 2009 to October 2010. From 2001 until joining Quicksilver, she served in several positions with Credit Suisse’s corporate and investment banking division. Ms. Gomez LaGatta was elected to serve as a director of our General Partner due to her depth of knowledge of us, including our history, development, contracts and relationships, and her positions as an executive of Quicksilver, our largest producer. Ms. Gomez LaGatta holds a Bachelor of Business Administration from Texas Christian University.

Joel C. Lambert was elected director of our General Partner in October 2010. Since 2007, Mr. Lambert has served as Vice President, Legal of First Reserve Corporation, a private equity company which invests exclusively in the energy industry. From 1998 to 2006, Mr. Lambert was an attorney in the Business and International Section of Vinson & Elkins LLP. In 1997, he was an Intern at the Texas Supreme Court, and has served as a Military Intelligence Specialist for the United States Army. Mr. Lambert holds a Bachelor of Environmental Design (Magna Cum Laude) from Texas A&M University and a Juris Doctorate from The University of Texas School of Law. Mr. Lambert was elected to serve as a director of our General Partner due to his years of legal experience within the energy industry and his general knowledge of midstream energy companies.

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

John W. Somerhalder II was elected director of our General Partner in July 2007. He is a member of both the Audit and Conflicts Committee. Mr. Somerhalder has served as the President, Chief Executive Officer and a director of AGL Resources Inc. (AGL Resources), a publicly-traded energy services holding company whose principal business is the distribution of natural gas, since March 2006 and as Chairman of the Board of AGL Resources since November 2007. From 2000 to May 2005, Mr. Somerhalder served as the Executive Vice President of El Paso Corporation, a natural gas and related energy products provider and one of North America’s largest independent natural gas producers, where he continued service under a professional services agreement from May 2005 to March 2006. From 2001 to 2005, he served as the President of El Paso Pipeline Group. From 1996 to 1999, Mr. Somerhalder served as the President of Tennessee Gas Pipeline Company, an El Paso subsidiary company. From April 1996 to December 1996, Mr. Somerhalder served as the President of El Paso Energy Resources Company. From 1992 to 1996, he served as the Senior Vice President, Operations and Engineering, of El Paso Natural Gas Company. From 1990 to 1992, Mr. Somerhalder served as the Vice President, Engineering of El Paso Natural Gas Company. From 1977 to 1990, Mr. Somerhalder held various other positions at El Paso Corporation and its subsidiaries until being named an officer in 1990. Mr. Somerhalder was selected to serve as a director of our General Partner due to his years of experience in the oil and gas industry and his extensive business and management expertise, including as President, Chief Executive Officer and a director of a publicly-traded energy company.

Board’s Role in Risk Oversight

The Board has oversight responsibility with regard to assessment of the major risks inherent in the business of our partnership and measures to address and mitigate such risks. The board is actively involved in overseeing risk management and reviews periodically our partnership’s system of enterprise risk management.

While the Board is ultimately responsible for risk oversight, the audit committee of the Board assists the Board in fulfilling its oversight responsibilities by considering the risks within its area of expertise. For example, the audit committee assists the Board in fulfilling its risk oversight responsibilities relating to the partnership’s risk management policies and procedures. As part of this process, the audit committee meets periodically with management to review, discuss and provide oversight with respect to the processes and controls established by the partnership to assess, monitor, manage and mitigate the partnership’s significant risk exposures (whether financial, operating or otherwise). In providing such oversight, the audit committee may also discuss such processes and controls with the partnership’s internal and independent auditors.

As mentioned above, the Board’s role in risk management is one of oversight. Management is responsible for day-to-day management of risks our partnership faces. Pursuant to an omnibus agreement we entered into with Crestwood Holdings, Crestwood Holdings provides us with general and administrative services, including risk management services, and we reimburse Crestwood Holdings for the provision of these services.

Committees of the Board of Directors

The NYSE does not require its listed limited partnerships to have a compensation committee or a nominating and governance committee. Accordingly, each director of our General Partner may participate in the consideration of nomination and governance matters. Compensation matters relating to our executives and directors are reviewed and determined by the management committee of Crestwood Holdings (Management Committee). The Management Committee consists of Messrs. Day, France and Phillips.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires the executive officers and directors of our General Partner and persons who own more than 10% of our limited partner units, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Based solely on a review of the copies of such forms furnished to us and written representations from the directors and executive officers of our General Partner, we believe that all such filing requirements were satisfied during 2012.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing or operating our business. Instead, we are managed by our General Partner, the executive officers of which are also executive officers of Crestwood Holdings and are compensated by Crestwood Holdings in their capacities as such. The following table sets forth the name and title of the individuals who served during 2012 as the principal executive officer and principal financial officer of our General Partner and the three persons other than the principal executive officer and principal financial officer that constitute the most highly compensated executive officers of our General Partner who were serving in such capacity at the end of December 31, 2012. We refer to these five individuals as “named executive officers.”

Name	Title
Robert G. Phillips	President, Chief Executive Officer and Chairman of the Board
William G. Manias	Former Senior Vice President - Chief Financial Officer
J. Heath Deneke	Senior Vice President - Chief Comercial Officer
Robert T. Halpin	Vice President - Finance
Joel D. Moxley	Senior Vice President - Chief Operating Officer

Compensation Methodology

Pursuant to the Omnibus Agreement, dated October 8, 2010, among our General Partner and Crestwood (Omnibus Agreement), Crestwood Holdings provides certain general and administrative services to us, and we are obligated to reimburse Crestwood Holdings for any expenses it incurs in conjunction with the performance of those services, including compensation and benefits provided by Crestwood Holdings to the named executive officers.

Although we pay an allocated portion of Crestwood Holdings’ direct costs of providing compensation and benefits to the named executive officers, we have no direct control over such costs. The Management Committee establishes the base salary, bonus and other elements of compensation for Crestwood Holdings’ executive officers, and such determinations are not subject to approvals by the Board or any of its committees. For the named executive officers other than the Chief Executive Officer, the compensation and amounts of awards are determined based on the recommendations of the Chief Executive Officer and his evaluation of the performance of each named executive officer. Compensation and amounts of awards for the Chief Executive Officer are determined by the Management Committee with the abstention of Mr. Phillips.

In addition to compensation paid to the named executive officers by Crestwood Holdings, certain of the named executive officers are eligible to participate in our Fourth Amended and Restated 2007 Equity Plan (2007 Equity Plan), which is administered by the Board. In 2012, Messrs. Halpin and Deneke were granted restricted units under the 2007 Equity Plan.

Compensation Objectives

As we do not directly compensate the executive officers of our General Partner, we do not have any set compensation programs. The elements of Crestwood Holdings’ compensation program as administered by the Management Committee and discussed below, along with Crestwood Holdings’ other rewards, are intended to provide a total rewards package designed to yield competitive total cash compensation, drive performance and reward contributions in support of the businesses of Crestwood Holdings and its other affiliates, including us, for which the named executive officers perform services. Because Crestwood Holdings’ only cash generating assets are direct and indirect partnership interests in us, we expect that our executive officers will devote a substantial majority of their time to our business, as was the case in 2012. We were allocated the substantial majority of the base salaries and benefits provided by Crestwood Holdings to the named executive officers during 2012. For

2012, Crestwood Holdings allocated $2.4 million of these costs to us. In determining this amount, Crestwood Holdings considered the estimated amount of time that the named executive officers devoted to our business and affairs and the amounts of the compensation and benefits provided by Crestwood Holdings to them. Although we bear an allocated portion of Crestwood Holdings’ costs of providing compensation and benefits to the named executive officers, we do not have control over such costs and do not establish or direct the compensation policies or practices of Crestwood Holdings. Additionally, as required under the 2007 Equity Plan, the Board participates in the determination of appropriate performance based criteria and goals for such plans.

Elements of Compensation. Crestwood Holdings’ executive officer compensation package includes a combination of annual cash and long-term incentive compensation including awards under Crestwood Holdings’ employee benefit plans and incentive units from Crestwood Holdings. Elements of compensation that the named executive officers may be eligible to receive from Crestwood Holdings consist of the following: (1) annual base salary; (2) discretionary annual cash bonus awards; (3) awards pursuant to Crestwood Holdings’ employee benefit plans and our 2007 Equity Plan; and (4) where appropriate, other compensation, including limited perquisites. Additionally, elements of long-term incentive compensation that certain named executive officers may be eligible to receive include incentive units from Crestwood Holdings, the cost of which is not allocated to us but play a key role in enabling our General Partner to attract, recruit, hire and retain qualified executive officers.

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

2012 Performance Assessment

In February 2013, the Board, at the recommendation of the Management Committee, approved the discretionary annual bonus cash awards for the named executive officers for 2012 related performance. When determining the appropriate level of the discretionary bonus, the Management Committee reviewed the total value of all elements of compensation for each named executive officer, the appropriate balance of internal pay equity among executive officers, and, with respect to Messrs. Halpin and Deneke, their respective employment agreements. The Management Committee also considered levels of responsibility, individual performance and value of each named executive officer to the General Partner and to us. The Management Committee did not utilize any pre-established formula or specific performance-based criteria to measure a named executive officer’s achievement of annual objectives or contribution to the General Partner or us. Rather, the Management Committee’s assessment was based on the overall achievement of our strategic objectives, fundamental business developments, operational needs and general business and regulatory environments as each element evolved throughout 2012. The approach taken by the Management Committee in reviewing a named executive officer’s performance against these general priorities was intended to be flexible and was driven by relevant developments throughout the year. This allowed the Management Committee to account for the full industry and economic context of our actual performance as well as the significant business objectives that occurred in 2012.

Specifically, when assessing the compensation decisions for the named executive officers, the Management Committee determined that it was appropriate to consider our overall financial performance as well as the impact of the CMM joint venture and the Devon Acquisition. The Management Committee’s analysis focused on the strong leadership and the critical contributions made by each named executive officer in achieving growth and strong operating results for 2012 while simultaneously positioning us for long-term growth through strategic acquisitions and internal growth projects and by increasing our liquidity through credit facility adjustments. Specifically, when assessing the appropriate total compensation amounts to award to the named executive officers for 2012-related performance, the Management Committee focused on the following accomplishments:

•	Meeting our projected consolidated and unconsolidated gathering volumes for 2012;

•	Substantially achieving expected profitability levels for 2012; and

•	Achieving multiple non-financial considerations during 2012.

The annual bonus opportunity for Messrs. Halpin and Deneke under their respective letter agreements (described below under Employment Agreements) was 60% and 90% of their respective annualized base salaries. The Management Committee does not benchmark targeted annual bonus opportunities for Messrs. Phillips or Moxley but their previous annual cash-related awards have historically fallen between the 25th and 75th percentiles of chief executive officers and chief operating officers, respectively, or their functional equivalents, in our peer group, and the Management Committee (with Mr. Phillips recusing himself from such discussion for his own award) used this as a general guideline when assessing the appropriate compensation levels for 2012.

2007 Equity Plan

Our 2007 Equity Plan is designed to promote our interests by providing to directors, officers and selected employees and consultants of our General Partner or its affiliates incentive compensation based on our common units. Individuals are selected to participate in the 2007 Equity Plan as determined by the equity committee or the Board, as applicable, and are (i) officers or other employees of our General Partner who perform services for us, our General Partner or one of our or its affiliates, (ii) consultants who perform services for us, our General Partner or one of our or its affiliates or (iii) members of the Board who are not employees of our General Partner or one of its affiliates.

The 2007 Equity Plan is administered by the Board or a committee thereof. Any such committee will not administer phantom unit awards granted to non-employee directors of the Board. The Board has the full authority and discretion to administer the 2007 Equity Plan and to take any action that is necessary or advisable in connection with its administration.

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

Employment Agreements

With the exception of Messrs. Halpin and Deneke, none of the named executive officers operate under employment agreements. Pursuant to a letter agreement dated December 29, 2011, between Mr. Halpin and Crestwood Holdings, Mr. Halpin became the Vice President, Business Development of our General Partner effective January 13, 2012. Pursuant to the terms of that agreement, Mr. Halpin receives an annual base salary of $225,000. He is eligible to receive an annual cash bonus of up to 60% of his base salary as determined by the Management Committee based upon his individual performance and the performance of Crestwood Holdings and us based on meeting annual financial goals and non-financial goals set by the Management Committee or the Board. Mr. Halpin received an initial one-time equity grant of 10,000 restricted units under the 2007 Equity Plan. In addition, Mr. Halpin was issued 20,000 incentive units in Crestwood Holdings. Effective January 18, 2013, Mr. Halpin was appointed Vice President, Finance of our General Partner. The terms of Mr. Halpin’s employment agreement were not changed as a result of his new appointment.

Pursuant to a letter agreement dated July 30, 2012, between Mr. Deneke and Crestwood Holdings, Mr. Deneke became the Senior Vice President and Chief Commercial Officer of our General Partner effective August 1, 2012. Pursuant to the terms of that agreement, Mr. Deneke receives an annual base salary of $375,000. He is eligible to receive an annual cash bonus of up to 90% of his base salary as determined by the Management Committee based upon his individual performance and the performance of Crestwood Holdings and us based on meeting annual financial goals and non-financial goals set by the Management Committee or the Board. Mr. Deneke received an initial one-time equity grant of 10,000 restricted units under the 2007 Equity Plan. In addition, Mr. Deneke was issued incentive units in Crestwood Holdings equal to 7.5% of the total outstanding incentive units. Mr. Deneke will be eligible to receive additional incentive units in such amounts and on such terms as the Management Committee determines on each anniversary date and based upon such criteria as the Management Committee determines from time to time. Further, as long term incentive, Mr. Deneke is eligible to acquire between $500,000 and $1,000,000 of common units of Crestwood Holdings at cost basis.

Total Compensation

The total 2012-related compensation for the named executive officers is as follows:

Robert G. Phillips, President, Chief Executive Officer and Chairman of the Board. In February 2013, the Board, at the recommendation of the Management Committee (with the recusal of Mr. Phillips), awarded Mr. Phillips a 2012-related cash bonus of $488,500. Mr. Phillips did not receive any awards pursuant to our 2007 Equity Plan in 2012. Mr. Phillip’s annualized 2012 base salary was $492,655.

William G. Manias, Former Senior Vice President and Chief Financial Officer. In February 2013, the Board, at the recommendation of the Management Committee, awarded Mr. Manias a 2012-related cash bonus of $170,770. Mr. Manias did not receive any awards pursuant to our 2007 Equity Plan. Mr. Manias’ annualized 2012 base salary was $286,403.

J. Heath Deneke, Senior Vice President, Chief Commercial Officer. In February 2013, the Board, at the recommendation of the Management Committee, awarded Mr. Deneke a 2012-related cash bonus of $143,719. Mr. Deneke received a one-time equity grant of 10,000 restricted units in connection with his employment with the General Partner with a grant date fair value of $238,200. Mr. Deneke’s annualized 2012 base salary was $375,000. The amount of Mr. Deneke’s cash bonus reflected his targeted bonus opportunity pro-rated for his commencement of employment in August 2012.

Robert T. Halpin, Vice President, Finance. In February 2013, the Board, at the recommendation of the Management Committee, awarded Mr. Halpin a 2012-related cash bonus of $143,719. Mr. Halpin received a one-time equity grant of 10,000 restricted units in connection with his employment with the General Partner with a grant date fair value of $300,400. Mr. Halpin annualized 2012 base salary was $225,000. The amount of Mr. Halpin’s cash bonus reflected his targeted bonus opportunity pro-rated for his commencement of employment in January 2012.

Joel Moxley, Senior Vice President, Chief Operating Officer. In February 2013, the Board, at the recommendation of the Management Committee awarded Mr. Moxley a 2012-related cash bonus of $298,072. Mr. Moxley did not receive any awards pursuant to our 2007 Equity Plan in 2012. Mr. Moxley’s annualized 2012 base salary was $347,512.

Separation Agreement

Effective January 18, 2013, Mr. Manias terminated his employment with our General Partner and Crestwood Holdings and entered into a Separation Agreement and Release (Separation Agreement) on February 5, 2013, that provides, among other things, that Mr. Manias will receive an aggregate of $320,770 of which $150,000 represents severance pay and $170,770 bonus. The Separation Agreement includes a mutual release of potential claims arising out of or relating to Mr. Manias’ employment with us and the termination of that employment.

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

Members of the Board of Directors of Crestwood Gas Services GP LLC

Alvin Bledsoe	Vanessa Gomez LaGatta
Timothy H. Day	Michael G. France
Philip D. Gettig	J. Hardy Murchison
Joel C. Lambert	Robert G. Phillips
John. W. Somerhalder II

Summary Compensation Table

The following table sets forth certain information regarding the compensation earned for services rendered in all capacities to us and our subsidiaries by our Chief Executive Officer, our former Chief Financial Officer and our other names executive officers for the years ended December 31, 2012, 2011 and 2010 (or such shorter period of time during which such individual served as a named executive officer).

Name and Principal Position	Year	Salary	Bonus	Equity Awards (1)	Other (2)	Total
Robert G. Phillips (3) President, Chief Executive Officer and Chairman of the Board	2012	$492,655	$488,500	$—	$24,832	$1,005,987
	2011	$455,000	$423,000	$—	$15,881	$893,881
	2010	$100,000	$200,000	$—	$—	$300,000

William G. Manias (3)(4) Former Senior Vice President and Chief Financial Officer	2012	$286,403	$170,770	$—	$34,795	$491,968
	2011	$256,000	$138,000	$—	$10,534	$404,534
	2010	$62,500	$125,000	$—	$—	$187,500

J. Heath Deneke (5) Senior Vice President - Chief Commercial Officer	2012	$148,558	$143,719	$238,200	$17,101	$547,578

Robert Halpin (6) Vice President - Finance	2012	$221,769	$143,719	$300,400	$39,739	$705,627

Joel D. Moxley (3) Senior Vice President - Chief Operating Officer	2012	$347,512	$298,072	$—	$29,414	$674,998
	2011	$289,000	$240,000	$—	$11,998	$540,998
	2010	$62,500	$125,000	$—	$—	$187,500

(1)

This column reports the aggregate grant date fair value of the equity awards granted in 2012 computed in accordance with the accounting standard related to stock compensation. Additional information regarding the calculation of these amounts is included in Part II, Item 8. Financial Statements and Supplementary Data, Notes 2 and 13 of this report.

(2)	This column includes payments of 401(k) matching, life insurance premiums for all named executive officers and distributions paid on Messrs’ Halpin and Deneke restricted units.
(3)

Messrs. Phillips, Manias and Moxley began their employment with the General Partner effective October 2010. Consequently, the information presented for 2010 represents the respective pro-rated portion of their compensation earned in 2010.

(4)	Mr. Manias ended his employment with the General Partner effective January 18, 2013.
(5)	Mr. Deneke began his employment with the General Partner effective August 2012. Consequently, the information presented for 2012 represents the pro-rated portion of his compensation earned in 2012.
(6)	Mr. Halpin began his employment with the General Partner effective January 2012.

Grants of Plan-Based Awards in 2012

The following table sets forth information regarding grants of awards under our 2007 Equity Plan made to the named executive officers in 2012. Each of these grants consists of restricted units that vest in one-third increments on the anniversary of the date of grant (or if earlier, the name executive officer’s death or disability or a change-in-control) and are to be settled in units immediately upon vesting.

Name	Grant Date	Equity Award in Units	Grant Date Fair Value (1)
Robert G. Phillips	—	—	—
William G. Manias	—	—	—
J. Heath Deneke	8/8/12	10,000	$238,200
Robert T. Halpin	1/13/12	10,000	$300,400
Joel D. Moxley	—	—	—

(1)	This column reports the grant date fair value of the equity awards granted in 2012 computed in accordance with the accounting standard related to stock compensation.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information regarding the holdings of equity awards by the named executive officers at December 31, 2012. No options with regard to our units have been granted to our named executive officers.

	Equity Awards in Units
Name	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Robert G. Phillips	—	(2)	$—
William G. Manias	—	(2)	$—
J. Health Deneke	10,000	(4)	$215,300
Robert T. Halpin	10,000	(3)	$215,300
Joel D. Moxley	—	(2)	$—

(1)	The market value of equity awards is based on $21.53, the closing market price of our common units on December 31, 2012.
(2)	Did not receive units.
(3)	One-third of these units vested on January 15, 2013 and one-third of these units will vest on January 15, 2014 and 2015.
(4)	One-third of these units will vest on August 8, 2013, 2014 and 2015.

Stock Vested in 2012

There were no units held by named executive officers that vested during 2012.

Pension Benefits

We do not sponsor or maintain any plans that provide for specified retirement payments or benefits, such as tax-qualified defined benefit plans or supplemental executive retirement plans, for our named executive officers.

Nonqualified Deferred Compensation

We do not sponsor or maintain any plans that provide for deferred contributions or deferrals of compensation on a basis that is non-tax qualified.

Potential Payments upon Termination or Change-in-Control

Upon a named executive officer’s termination by reason of death or disability or upon a change-in-control as defined under the 2007 Equity Plan, such named executive officer’s outstanding unvested equity awards granted under the 2007 Equity Plan, would immediately vest. The payments set forth in the table below are based on the assumption that the event occurred on December 31, 2012, the last business day of 2012. The amounts shown in the table below do not include payments and benefits that could be received by such individual from Crestwood Holdings.

	Equity Awards in Units
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
Robert G. Phillips	—	$—
William G. Manias	—	$—
J. Heath Deneke	10,000	$215,300
Robert T. Halpin	10,000	$215,300
Joel D. Moxley	—	$—

(1)	The market value of unit awards is based on $21.53, the closing market price of our common units on December 31, 2012.

Director Compensation for 2012

Directors of our General Partner who are also employees of Crestwood Holdings are not separately compensated for their services as directors. For the year ended December 31, 2012, with the exception of Messrs. Day, France, Lambert and Ms. Gomez LaGatta, each of our non-employee directors was entitled to receive a fee of up to $140,000, payable 50% in phantom units and 50% in cash (subject to their election to receive phantom units in lieu of some or all of the cash portion). The phantom unit awards are granted under our 2007 Equity Plan and settle in units upon vesting. Pursuant to the terms of the 2007 Equity Plan the Board may, in its sole discretion, determine that some or all of the non-employee directors shall not receive grants of annual cash awards for service on the Board. Further, the 2007 Equity Plan also provides that the Board may provide additional cash compensation, in amounts determined by the Board, to the chairman of designated committees of the Board for the calendar year in which the service is performed.

The following table sets forth certain information regarding the compensation of the non-employee directors of our General Partner for the year ended December 31, 2012:

Name	Fees Earned and Paid in Cash (1)	Equity Awards (2)		Total
Alvin Bledsoe	$85,000	$69,493	(3)	$154,493
Philip W. Cook	$12,500	$49,994	(4)	$62,494
Timothy H. Day	$12,500	$57,313	(5)	$69,813
Michael G. France	$12,500	$57,313	(5)	$69,813
Philip D. Gettig	$63,500	$83,390	(6)	$146,890
John Hinton	$—	$69,492	(7)	$69,492
Vanessa Gomez LaGatta	$—	$35,001	(8)	$35,001
Joel C. Lambert	$12,500	$57,313	(5)	$69,813
J. Hardy Murchison	$70,000	$69,493	(9)	$139,493
John W. Somerhalder II	$—	$138,985	(10)	$138,985

(1)	This column excludes $70,000 and $14,000 that Messrs. Somerhalder and Gettig, respectively, elected to receive in the form of phantom units.

(2)

This column reports the grant date fair value of the phantom unit awards granted in 2012 computed in accordance with the accounting standard related to stock compensation. Additional information regarding the calculation of these amounts is included in Part II, Item 8. Financial Statements and Supplementary Data, Notes 2 and 15.

(3)	The grant date fair value calculated for the 2,310 phantom units granted to Mr. Bledsoe in 2012. As of December 31, 2012, Mr. Bledsoe had 3,512 unvested phantom units.
(4)

The grant date fair value calculated for the 1,556 phantom units granted to Mr. Cook in 2012. In April 2012, Mr. Cook resigned from his position on the Board thereby forfeiting his grant of 1,556 phantom units. As of December 31, 2012, Mr. Cook had no unvested phantom units due to his resignation.

(5)	The grant date fair value calculated for the 1,839 phantom units granted to each Messrs. Day, France and Lambert in 2012. As of December 31, 2012, they each had 3,041 unvested phantom units.
(6)

The grant date fair value calculated for the 2,772 phantom units granted to Mr. Gettig in 2012, including those phantom units he received in lieu of $14,000 in cash fees. As of December 31, 2012, Mr. Gettig had 3,974 unvested phantom units.

(7)

The grant date fair value calculated for the 2,607 phantom units granted to Mr. Hinton in April and May 2012. In July 2012, Mr. Hinton resigned from his position on the Board thereby forfeiting his grant of 2,607 phantom units. As of December 31, 2012, Mr. Hinton had no unvested phantom units due to his resignation.

(8)

The grant date fair value calculated for the 1,378 phantom units granted to Ms. Gomez LaGatta in August 2012 upon her appointment to the Board. As of December 31, 2012, Ms. Gomez LaGatta had 1,378 unvested phantom units.

(9)	The grant date fair value calculated for the 2,310 phantom units granted to Mr. Murchison in 2012. As of December 31, 2012, Mr. Murchison had 3,512 unvested phantom units.
(10)

The grant date fair value calculated for the 4,620 phantom units granted to Mr. Somerhalder in 2012, including the phantom units he received in lieu of $70,000 in cash fees. As of December 31, 2012, Mr. Somerhalder had 5,822 unvested phantom units.

Compensation Committee Interlocks and Insider Participation

As previously discussed, the Board is not required to maintain, and does not maintain a compensation committee.

Mr. Robert G. Phillips, who serves as the President, Chief Executive Officer and Chairman of our General Partner, participated in his capacity as a director in the deliberations of the Management Committee concerning executive officer compensation. In addition, Mr. Phillips made recommendations on behalf of the management of our General Partner to the Management Committee regarding named executive officer compensation but abstained from any decisions regarding his compensation.

Compensation Practices as They Relate to Risk Management

We believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees). Because we retain the ability to apply discretion when determining the actual amount to be paid to executives pursuant to our annual cash bonus awards program, the Management Committee and the Board are able to assess the actual behavior of our executives as it relates to risk-taking in awarding bonus amounts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Crestwood Midstream Partners LP

The following table sets forth certain information regarding the beneficial ownership of our common units as of February 14, 2013 by:

•	each person or entity known by us to beneficially own more than 5% of our common units;

•	each named executive officer of our General Partner;

•	each director of our General Partner; and

•	all directors and executive officers of our General Partner as a group.

The percentages of beneficial ownership are calculated on the basis of 41,214,210 common units, 7,349,814 Class C units and 6,190,469 Class D units outstanding as of February 14, 2013. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner (1)	Common Units	Percentage of Common Units	Class C Units	Percentage of Class C Units	Class D Units	Percentage of Class D Units	Percentage of Common and Class Units
Common
Crestwood Holdings Partners, LLC (2)(4)	19,544,089	47.4	137,105	1.9	6,190,469	100	47.3
Crestwood Gas Services Holdings LLC (3)(4)	19,544,089	47.4	137,105	1.9	6,190,469	100	47.3
Kayne Anderson Capital Advisors, L.P. (5)	5,807,677	14.1	—	—	—	—	10.6
Tortoise Capital Advisors, LLC (6)	2,676,178	6.5	—	—	—	—	4.9
ClearBridge Investments, LLC (7)	2,481,349	6.0	—	—	—	—	4.5
Alvin Bledsoe (8)	57,730	*	—	—	—	—	*
Timothy H. Day	1,816	*	—	—	—	—	*
Michael G. France	1,816	*	—	—	—	—	*
Philip D. Gettig	17,728	*	—	—	—	—	*
Vanessa Gomez LaGatta	2,477	*	—	—	—	—	*
Joel C. Lambert	1,816	*	—	—	—	—	*
J. Hardy Murchison	1,973	*	—	—	—	—	*
John W. Somerhalder II	32,780	*	—	—	—	—	*
Robert G. Phillips	—	—	—	—	—	—	—
William G. Manias	—	—	—	—	—	—	—
Joel D. Moxley	—	—	—	—	—	—	—
Kelly J. Jameson	—	—	—	—	—	—	—
J. Heath Deneke	10,000	*	—	—	—	—	*
Robert T. Halpin	8,911	*	—	—	—	—	*
Directors and executive officers as a group (16)	153,286	*	—	—	—	—	*

Class C
AT MLP Fund LLC	—	—	577,663	7.9	—	—	1.1
Fiduciary Claymore MLP	—	—	801,654	10.9	—	—	1.5
Kayne Anderson MLP	—	—	1,226,054	16.7	—	—	2.2
The Northwestern Mutual Life	—	—	707,335	9.6	—	—	1.3
Tortoise Energy Infrastructure Corporation	—	—	707,343	9.6	—	—	1.3
Tortoise MLP Fund Inc.	—	—	1,556,156	21.2	—	—	2.8
Tortoise Energy Capital Corporation	—	—	377,253	5.1	—	—	*

*	Indicates less than 1%
(1)	Unless otherwise indicated, the contact address for all beneficial owners in this table is 700 Louisiana Street, Suite 2060, Houston, Texas 77002.
(2)	Crestwood Holdings is the ultimate parent company of Crestwood Gas Services Holdings LLC and may, therefore, be deemed to beneficially own the units held by Crestwood Holdings.
(3)	Crestwood Gas Services Holdings LLC, an indirect wholly owned subsidiary of Crestwood Holdings, owns a 100% interest in our General Partner and a 46.3% limited partner interest in us.
(4)

Crestwood Holdings has shared voting power and shared investment power with Crestwood Gas Services Holdings LLC, Crestwood Holdings LLC, Crestwood Holdings II LLC, FR XI CMP Holdings LLC, FR Midstream Holdings LLC, First Reserve GP XI, L.P., First Reserve GP XI, Inc., and William E. Macaulay over 19,544,089 common units of Crestwood Midstream Partners LP. Crestwood Gas Services GP LLC, the sole general partner of CMLP, owns a 2% general partner interest and incentive distribution rights (which represent the right to receive increasing percentages of quarterly distributions in excess of specified amounts) in us.

(5)

According to a Schedule 13G/A filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne with the SEC on January 10, 2013, Kayne Anderson Capital Advisors, L.P. together with Richard A. Kayne have shared voting and dispositive power over 5,807,677 common units. The reported units are owned by investment accounts (investment limited partnerships, a registered investment company and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P., as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Richard A. Kayne is the controlling shareholder of the corporate owner of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Kayne is also a limited partner of each of the limited partnerships and a shareholder of the registered investment company. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the units reported, except those units attributable to it by virtue of its general partner interests in the limited partnerships. Mr. Kayne disclaims beneficial ownership of the units reported, except those units held by him or attributable to him by virtue of his limited partnership interests in the limited partnerships, his indirect interest in the interest of Kayne Anderson Capital Advisors, L.P. in the limited partnerships, and his ownership of common stock of the registered investment company. The address of Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(6)

According to a Schedule 13G/A filed by Tortoise Capital Advisors, LLC, with the SEC on February 12, 2013, Tortoise Capital Advisors, LLC has shared voting and dispositive power over 2,676,178 common units. The address of Tortoise Capital Advisors, LLC is 11550 Ash Street, Suite 300, Kansas 66211. Tortoise Capital Advisors, LLC disclaims beneficial ownership of these units.

(7)

According to a Schedule 13G filed by ClearBridge Investments, LLC with the SEC on February 14, 2013, ClearBridge Investments, LLC has sole voting and dispositive power over 2,481,349 common units. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, New York 10018.

(8)	Includes 200 common units over which Mr. Bledsoe exercises shared investment power.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012, with respect to common units that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	175,132	(2)	N/A	(3)	505,791
Equity compensation plans not approved by security holders	—		—		—

Total	175,132		N/A	(3)	505,791

(1)	Consists of the 2007 Equity Plan.
(2)	Represents phantom units issued under the 2007 Equity Plan.
(3)

Each phantom unit entitles the holder to receive one common unit (or an amount in cash equal to the fair market value thereof) with respect to each phantom unit at vesting. Accordingly, without payment of cash, there is no reportable weighted-average exercise price.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

General

As of February 14, 2013, our General Partner and its affiliates owned 19,544,089 common units, 137,105 Class C units and 6,190,469 Class D units representing an aggregate 46.31% limited partner interest in us. In addition, as of February 14, 2013, our General Partner owned approximately 2% general partner interest in us and all of the incentive distribution rights. We and our General Partner and its affiliates are also parties to various contractual arrangements. The terms of these arrangements are not the result of arm’s length negotiations.

Distributions and Payments to Our General Partner and its Affiliates

We make cash distributions of approximately 98% to our unitholders pro rata, including our General Partner and its affiliates, as the holders of an aggregate 19,544,089 common units, and 2% to our General Partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our General Partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to maintain the current level of quarterly distribution on all of our outstanding units for four quarters, our General Partner and its affiliates would receive an annual distribution of approximately $16.4 million on its general partner interest and incentive distribution rights and $40 million on their common limited partner units. During 2012, the General Partner and its affiliates were paid $52.9 million in cash.

During 2012, the General Partner also participated in the issuance of Class C units. In addition to the cash distributions noted previously, the General Partner also participated in paid-in-kind distributions associated with their ownership of Class C units. See Part II Item 8. Financial Statements and Supplementary Data, Note 5. Net Income Per Limited Partner Unit and Distributions for additional information. The General Partner received 75,223 additional Class C units during 2012 associated with quarterly distributions.

In January 2013, we issued 6,190,469 Class D units, representing limited partner interests in us, to Crestwood Holdings in connection with our acquisition of Crestwood Holdings’ 65% membership interest in CMM. Our Class D units are similar in certain respects to our existing common units and Class C units, except that we have the option to pay distributions to our Class D unitholders with cash or by issuing additional Paid-In-Kind Class D units based upon the volume weighted-average price of our common units for the 10 trading days immediately preceding the date the distribution is declared. In March 2014, our outstanding Class D units will convert to common units on a one-for-one basis. For a further discussion of acquisition of the additional membership interest in CMM, see Part II, Item 8. Financial Statements and Supplementary Data, Note 4. Investment in Unconsolidated Affiliate.

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

Reimbursement of Compensation and Benefits

During 2012 reimbursements to Crestwood Holdings pursuant to the Omnibus Agreement consisted of payments of $16.1 million and $3.2 million in compensation and benefits for Crestwood Holdings personnel and executive management.

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

Reimbursement for Operations, Services and Expenses

Under the Omnibus Agreement, we will reimburse Crestwood Holdings for all expenses incurred on our behalf in conjunction with services provided by Crestwood Holdings that are necessary to operate, manage and maintain our assets. Such services include, but are not limited to, (i) salaries and other wages of Crestwood Holdings personnel performing such services (Operations Personnel), (ii) bonus amounts paid to Operations Personnel, (iii) paid time off, benefits granted to Operations Personnel, (iv) employee benefits to Operations Personnel, (v) grants of cash for settled phantom units, if any, (vi) severance payments, if any, (vii) workers compensation insurance, and (viii) any of the employee costs or benefits relating to Operations Personnel for which Crestwood Holdings incurs costs.

Contracts with Affiliates

Gas Gathering and Processing Agreements

Quicksilver has agreed to dedicate all of the natural gas produced on properties operated by Quicksilver within the areas served by our Alliance, Cowtown and Lake Arlington System through 2020. These dedications do not obligate Quicksilver to develop the reserves subject to these agreements.

Cowtown System. We are party to a gas gathering, processing and compression agreement with Quicksilver. This agreement was amended effective September 1, 2008. Under the agreement, Quicksilver has agreed to pay a fee per MMBtu for gathering, processing and compression of gas on the Cowtown System. The compression fee payable by Quicksilver at a gathering system delivery point shall never be less than our actual cost to perform such compression service. Quicksilver may also pay us a treating fee based on carbon dioxide content at the pipeline entry point. The rates are each subject to an annual inflationary escalation.

During 2009, we entered into an agreement with Quicksilver to redeliver gas from the Cowtown Plant to a group of wells located near the facility.

Quicksilver owns certain gathering pipelines connected to the Cowtown System. During 2009, we entered into an agreement with Quicksilver pursuant to which we operate certain of Quicksilver’s gathering pipelines. These pipelines gather natural gas from Quicksilver and other third party customers to our gathering pipelines and processing plants. We are entitled to reimbursement for all cost incurred in the performance of the services. In addition, under the agreement, we pay Quicksilver a fee based on the volume of third party gas gathered through Quicksilver’s pipelines.

Lake Arlington System. In conjunction with our acquisition of the Lake Arlington System from Quicksilver, Quicksilver assigned its gas gathering agreement to us. Under the terms of the gas gathering agreement, Quicksilver agreed to allow us to gather all of the natural gas produced by wells that it operated and from future wells operated by it within the Lake Arlington area through 2020. Quicksilver’s fee is subject to annual inflationary escalation.

Alliance System. In June 2009, we entered into an agreement with Quicksilver by which we waived our right to purchase midstream assets located in northern Tarrant and southern Denton Counties, Texas. The agreement permitted Quicksilver to own and operate the Alliance System and granted us an option to purchase the Alliance System and additional midstream assets located in southern Denton and northern Tarrant Counties, Texas. Under the terms of the agreement, Quicksilver agreed to allow us to gather all of the natural gas produced by wells that it operated and from future wells operated by it within the Alliance area through 2020 under a fixed gathering rate.

Sabine Oil and Gas LLC Gathering Agreement

We have a gathering and processing agreement with Sabine Oil and Gas LLC (Sabine) and its affiliates, an affiliate of our General Partner, under which Sabine has agreed to dedicate all of the natural gas produced on certain of the properties operated by Sabine within the areas served by our Granite Wash facilities through 2025. These dedications do not obligate Sabine to develop the reserves subject to these agreements. Under the agreement, Sabine has agreed to pay a fee per MMBtu for gathering, processing and compression of natural gas at our Granite Wash facilities. Sabine’s fee is subject to annual inflationary escalation. We also retain a minor portion of the natural gas and NGLs we gather and process under the agreement.

Mountaineer Keystone, LLC Agreements

We have a Memorandum of Understanding with Mountaineer Keystone, LLC (MK), an affiliate of our General Partner, under which MK has agreed to reimburse us for project costs related to the Tygart Valley Pipeline that we incur up to a maximum amount of approximately $3 million.

In addition, we have a gathering agreement with MK under which we will provide gathering services to MK through 2015 utilizing a gathering lateral we are currently constructing. Under the agreement, MK has agreed to pay a fixed fee per MMBtu for natural gas gathered under the agreement, which increases under each year of the agreement.

Other Agreements

In addition to the agreements described above, we have other agreements with Quicksilver, including a joint operating agreement and an agreement to lease office space. Pursuant to our joint operating agreement, we provide certain services to Quicksilver and Quicksilver provides certain services to us in our joint development areas.

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

Director Independence

The Board has adopted categorical independence standards consistent with the current listing standards of the NYSE to assist the Board in determining which of its members is independent. A copy of the categorical independence standards appears in the Corporate Overview section under Corporate Governance of our website

www.crestwoodlp.com. The Board has determined that each of Messrs. Bledsoe, Gettig and Somerhalder satisfies our General Partner’s categorical independence standards and further determined that each of them is independent within the meaning of NYSE listing standards. The NYSE does not require a listed limited partnership like us to have a majority of independent directors, a compensation committee or a nominating and governance committee. Accordingly, each director of our General Partner may participate in consideration of compensation, nomination and governance matters.

Presiding Non-Management Director and Executive Sessions

Our General Partner’s non-management directors meet in executive session without management either before or after regularly scheduled board meetings. In May 2012, the Board elected Mr. Somerhalder as Presiding Non-Management Director, in accordance with the NYSE rules. In his capacity as Presiding Non-Management Director, Mr. Somerhalder’s primary responsibility is to preside over regularly scheduled executive sessions of the non-management directors of our General Partner.

Communication with the Board

Any interested party who wishes to communicate directly with the Board or any of its members may do so by writing to: Board of Directors (or one or more named individuals), Crestwood Midstream Partners LP, 700 Louisiana Street, Suite 2060, Houston, Texas 77002. Additionally, any interested party can contact the non-management directors at (832) 519-2200.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The following table sets forth audit fees for the years ended December 31, 2012 and 2011. These fees were for professional services rendered by Deloitte & Touche LLP for the audit of the consolidated financial statements of CMLP and its subsidiaries, the review of documents filed with the Securities and Exchange Commission, consents, the issuance of comfort letters, and certain financial accounting and reporting consultations. There were no audit-related or tax fees for the years ended December 2012 or 2011.

	Fees Billed for the Year Ended December 31,
	2012	2011
Audit fees (1)	$778,000	$523,823
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	905,460	516,456

Total	$1,683,460	$1,040,279

(1)	Includes fees for audits of annual financial statements and reviews of the related quarterly financial statements.
(2)	Includes fee related to comfort letters, due diligence and other expense not directly related to audits of annual or quarterly financial statements.
(3)	There were no tax fees billed for 2012 or 2011.
(4)	Includes fees related to comfort letters, due diligence and other expensed not directly related to audits of annual or quarterly financial statements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following consolidated financial statements are included in Part II, Item 8 of this report:

1. Financial statements.

The following consolidated financial statements are included in Part II, Item 8 of this report:

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

3. and (b). Exhibits	131

The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.

(c) Financial Statements of 50-Percent-or-Less-Owned Investees:

INDEPENDENT AUDITORS’ REPORT

To the Members of Crestwood Marcellus Midstream LLC:

We have audited the accompanying consolidated financial statements of Crestwood Marcellus Midstream LLC (the “Company”), which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statement of income, changes in members’ equity and cash flows for the period from February 23, 2012 (date of inception) to December 31, 2012, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crestwood Marcellus Midstream LLC as of December 31, 2012, and the results of their operations and their cash flows for the period from February 23, 2012 (date of inception) to December 31, 2012 in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

February 28, 2013

CRESTWOOD MARCELLUS MIDSTREAM LLC

CONSOLIDATED STATEMENT OF INCOME

For the Period from February 23, 2012 (inception) to December 31, 2012

(In thousands)

Operating revenue
Gathering revenue	$25,502

Total operating revenue	25,502

Operating expenses
Operations and maintenance	2,491
General and administrative	3,692
Depreciation and amortization	6,182

Total operating expenses	12,365

Operating income	13,137
Interest and debt expense	(2,147)

Net income	$10,990

See accompanying notes.

CRESTWOOD MARCELLUS MIDSTREAM LLC

CONSOLIDATED BALANCE SHEET

As of December 31, 2012

(In thousands)

ASSETS
Current assets
Cash	$90
Accounts receivable	6,513

Total current assets	6,603
Property, plant and equipment, net	155,475
Intangible assets, net	338,359
Deferred financing costs, net	5,379

Total assets	$505,816

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accrued additions to property, plant and equipment	$5,384
Deferred revenue	2,634
Accounts payable, accrued expenses and other liabilities	2,402

Total current liabilities	10,420
Long-term debt	127,000
Asset retirement obligations	836
Members’ equity
Crestwood Marcellus Holdings LLC	238,914
Crestwood Marcellus Pipeline LLC	128,646

Total members’ equity	367,560

Total liabilities and members’ equity	$505,816

See accompanying notes.

CRESTWOOD MARCELLUS MIDSTREAM LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from February 23, 2012 (inception) to December 31, 2012

(In thousands)

Cash flows from operating activities
Net income	$10,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,182
Amortization of deferred financing fees	950
Changes in assets and liabilities:
Accounts receivable	(3,879)
Accounts payable, accrued expenses and other liabilities	2,402

Net cash provided by operating activities	16,645

Cash flows from investing activities
Acquisitions	(476,718)
Capital expenditures	(17,079)

Net cash used in investing activities	(493,797)

Cash flows from financing activities
Proceeds from credit facility	143,500
Repayments of credit facility	(16,500)
Deferred financing costs paid	(6,328)
Contributions from members	375,000
Distributions to members	(18,430)

Net cash provided by financing activities	477,242

Change in cash	90
Cash at beginning of period	—

Cash at end of period	$90

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$937

See accompanying notes.

CRESTWOOD MARCELLUS MIDSTREAM LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

(In thousands)

	Crestwood Marcellus Holdings LLC	Crestwood Marcellus Pipeline LLC	Total
Members’ equity as of February 23, 2012 (inception)	$—	$—	$—
Contributions from members	243,750	131,250	375,000
Net income	7,143	3,847	10,990
Distributions to members	(11,979)	(6,451)	(18,430)

Members’ equity as of December 31, 2012	$238,914	$128,646	$367,560

See accompanying notes.

CRESTWOOD MARCELLUS MIDSTREAM LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Crestwood Marcellus Midstream LLC (CMM) is a Delaware limited liability company formed on February 23, 2012, by Crestwood Marcellus Holdings, LLC (Crestwood Marcellus), a wholly-owned subsidiary of Crestwood Holdings, LLC (Crestwood Holdings) and Crestwood Marcellus Pipeline, LLC (Marcellus Pipeline), a wholly-owned subsidiary of Crestwood Midstream Partners LP (CMLP) for the purpose of acquiring certain Marcellus Shale gathering and compression assets in West Virginia. Our initial funding was comprised of a $244 million equity contribution by Crestwood Marcellus, in exchange for a 65% membership interest in us, and a $131 million equity contribution by Marcellus Pipeline, in exchange for a 35% membership interest in us. Our purchase price to acquire the Antero assets on March 26, 2012 was $375 million, in cash, subject to normal purchase price adjustments.

On December 28, 2012, we acquired all of the membership interest of E. Marcellus Asset Company, LLC (EMAC) from Enerven Compression, LLC (Enerven) for approximately $95 million. We financed this acquisition through our $200 million credit facility. EMAC’s assets consist of four compression and dehydration stations located on our gathering systems in Harrison County, West Virginia. These assets will provide compression and dehydration services to Antero Resources Appalachian Corporation (Antero) under a compression services agreement through 2018.

In January 2013, Marcellus Pipeline acquired Crestwood Marcellus’ 65% membership interest in us. As a result of the acquisition, we became a wholly-owned subsidiary of CMLP.

In this report, unless the context requires otherwise, references to “we,” “us,” or “our” are intended to mean the business and operations of CMM.

Description of Business

We are a joint venture primarily engaged in gathering and compression services in the geological formation of the Marcellus Shale in northern West Virginia.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and include the accounts of our consolidated subsidiary after the elimination of all significant intercompany accounts and transactions. In management’s opinion, all necessary adjustments to fairly present our results of operations, financial position and cash flows for the periods presented have been made and all such adjustments are of a normal and recurring nature. We have evaluated subsequent events through the date our financial statements were made available to be issued on February 28, 2013.

Principles of Consolidation

We consolidate entities when we have the ability to control or direct the operations and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We do not have ownership in any variable interest entities.

Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can differ from those estimates.

Cash

We consider all highly liquid investments with an original maturity of less than three months to be cash.

Accounts Receivable

Our accounts receivable are due from Antero. We review the credit worthiness of a customer prior to the extension of credit and on a regular basis thereafter. Although we do not require collateral, appropriate credit ratings are required. Receivables are generally due within 30 days. We regularly review collectability and establish an allowance as necessary using the specific identification method. At December 31, 2012, we have recorded no allowance for uncollectible accounts receivable. During the period from February 23, 2012 (inception) to December 31, 2012, we experienced no significant non-payment for services.

Long-Lived Assets

Our property, plant and equipment is recorded at its original cost of construction, or upon acquisition, at the fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. We capitalize major units of property replacements or improvements and expense minor items. We use the straight-line method to depreciate property, plant and equipment over the estimated useful lives of the assets.

When we retire property, plant and equipment, we charge accumulated depreciation for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We include gains or losses on dispositions of assets in operations and maintenance expense in our statement of income.

Our intangible assets consist of acquired gas gathering and compression contracts. We amortize these contracts based on the projected cash flows associated with the contracts with our customers.

We evaluate our long-lived assets for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset’s ability to generate future cash flows on an undiscounted basis. If we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows.

Deferred Financing Costs

Costs associated with obtaining long-term debt are amortized over the term of the related debt using the effective interest method.

Asset Retirement Obligations

We record a liability for legal or contractual obligations to retire our long-lived assets associated with right-of-way contracts we hold and our facilities. We record a liability in the period the obligation is incurred and estimable. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation, amortization and accretion expense in our statement of income.

Other Contingencies

We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

Revenue Recognition

Our revenues are primarily generated from gathering and compression services provided to Antero. We have fixed-fee contracts under which we receive revenues based on the volumes of natural gas gathered or compressed. We recognize revenues for our services when all of the following criteria are met:

•	persuasive evidence of an exchange arrangement exists;

•	services have been rendered;

•	the price for services is fixed or determinable; and

•	collectability is reasonably assured.

Income Taxes

No provision for federal or state income taxes is included in our results of operations as such income is taxable directly to the members. Accordingly, each member is responsible for its share of federal and state income tax. Net income for financial statement purposes may differ significantly from taxable income reportable to each partner as a result of differences between the tax basis and financial reporting basis of assets and liabilities.

3. ACQUISITIONS

EMAC Acquisition

On December 28, 2012, we acquired all of the membership interest of EMAC from Enerven for approximately $95 million. We financed this acquisition through our $200 million credit facility. EMAC’s assets consist of four compression and dehydration stations located on our gathering systems in Harrison County, West Virginia. These assets will provide compression and dehydration services to Antero under a compression services agreement through 2018. Antero has the option to renew the agreement for an additional five years upon expiration of the original agreement. The final purchase price allocation is pending the completion of the valuation of the assets acquired and liabilities assumed. The preliminary purchase price allocation is as follows (In thousands):

Purchase price:
Cash	$95,000

Total purchase price	$95,000

Preliminary purchase price allocation:
Property, plant and equipment	$45,938
Intangible assets	49,817

Total assets	$95,755

Asset retirement obligation	$755

Total liabilities	$755

Total	$95,000

Our intangible assets recorded as a result of the EMAC acquisition relate to the compression services agreements with Antero. These intangible assets will be amortized over the life of the contract. The acquisition of EMAC was not material to our results of operations for the period from the acquisition date (December 28, 2012) to December 31, 2012.

Antero Acquisition

On February 24, 2012, CMLP announced the execution of an Asset Purchase Agreement related to the acquisition of gathering assets owned by Antero in the Marcellus Shale located in Harrison County, West Virginia (Antero Acquisition), and, at closing, the planned execution of a 20 year Gas Gathering and Compression Agreement (GGA) with Antero. On March 26, 2012, we completed the Antero Acquisition for $375 million in cash, plus an additional $5 million of purchase price adjustments paid during the third quarter of 2012.

The GGA with Antero provided for an area of dedication at the time of acquisition of approximately 127,000 gross acres, or 104,000 net acres, largely located in the rich gas corridor of the southwestern core of the Marcellus Shale play. As part of the GGA, Antero committed to deliver minimum annual throughput volumes to us for a seven year period from January 1, 2012 to January 1, 2019, ranging from an average of 300 million cubic feet per day (MMcf/d) in 2012 to an average of 450 MMcf/d in 2018. During the period ended December 31, 2012, Antero delivered less than the minimum annual throughput volumes and at December 31, 2012, we recorded a receivable and deferred revenue of approximately $2.6 million due to Antero’s potential ability to recover this amount if Antero’s 2013 throughput volumes exceed the minimum annual throughput volumes included in the GGA for 2013.

The final purchase price allocation is as follows (In thousands):

Purchase price:
Cash	$381,718

Total purchase price	$381,718

Purchase price allocation:
Property, plant and equipment	$90,562
Intangible assets	291,218

Total assets	$381,780

Asset retirement obligation	$62

Total liabilities	$62

Total	$381,718

The gathering pipelines that deliver Antero’s Marcellus Shale production to various regional pipeline systems including Columbia, Dominion and Equitrans.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (In thousands):

	Depreciable Life	December 31, 2012
Gathering systems	20 years	$95,173
Processing plants and compression facilities	20 - 25 years	47,449
Rights-of-way and easements	20 years	8,689
Other	5 - 7 years	757

Total		152,068
Accumulated depreciation		(3,506)

Total, net of accumulated depreciation		148,562
Construction in progress		6,913

Property, plant and equipment, net		$155,475

We recognized $3.5 million of depreciation expense on property, plant and equipment for the period from February 23, 2012 (inception) to December 31, 2012.

Asset Retirement Obligations. We have legal obligations associated with right-of-way contracts we hold and our facilities. Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations.

The following table presents the changes in the net asset retirement obligations as of December 31, 2012 (In thousands):

Net asset retirement obligation at February 23, 2012 (inception)	$—
Liabilities incurred	18
Acquisition	818
Accretion expense	—

Net asset retirement obligation at December 31, 2012	$836

We did not have any material assets that were legally restricted for use in settling asset retirement obligations as of December 31, 2012.

5. INTANGIBLE ASSETS

Our intangible assets consist of the assigned fair value associated with the acquired gas gathering and compression services contracts. The following table summarizes our intangible asset as of December 31, 2012 (In thousands):

Net intangible asset at February 23, 2012 (inception)	$—
Additions	341,035
Accumulated amortization	(2,676)

Net intangible asset at December 31, 2012	$338,359

Our gas gathering and compression services contracts have useful lives of 5 to 20 years. We recorded amortization expense of $2.7 million for the period from February 23, 2012 (inception) to December 31, 2012. The expected amortization of our intangible assets is as follows (In thousands):

2013	$9,798
2014	11,292
2015	12,619
2016	14,184
2017	16,552
Thereafter	273,914

Total	$338,359

6. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The table below presents the details of our accounts payable, accrued expenses and other liabilities as of (In thousands):

December 31, 2012
Accrued expenses	$523
Accrued property taxes	471
Tax payable	496
Interest payable	261
Accounts payable	651

Total accounts payable, accrued expenses and other liabilities	$2,402

7. DEBT

On March 26, 2012, in conjunction with the acquisition of Antero’s gathering system assets, we entered into a credit agreement with certain lenders. The five year term credit agreement allows for revolving loans, letters of credit and swingline loans in an aggregate principal amount of up to $200 million (Credit Facility). The Credit Facility is secured by substantially all of our assets.

Borrowings under the Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or a base rate as defined in the credit agreement. Under the terms of the Credit Facility, the applicable margin under LIBOR borrowings was 2.50% at December 31, 2012. The weighted-average interest rate as of December 31, 2012 was 2.82%. Our borrowings under the Credit Facility were $127 million as of December 31, 2012. For the period from March 26, 2012 to December 31, 2012, our average and maximum outstanding borrowings were $17.5 million and $130.0 million. The fair value of our credit facility approximates its carrying amount as of December 31, 2012 due primarily to the variable nature of the interest rate of the instrument, which is considered a Level 2 fair value measurement.

Our Credit Facility requires us to maintain, on a quarterly basis:

•	a ratio of our trailing 12-month EBITDA (as defined in the credit agreement) to our net interest expense of not less than 2.0 to 1.0; and

•

a ratio of total indebtedness to trailing 12-month EBITDA (as defined in the credit agreement) of not more than 4.5 to 1.0, or not more than 5.0 to 1.0 for up to nine months following certain acquisitions.

As of December 31, 2012, we were in compliance with these covenants.

The Credit Facility contains restrictive covenants that prohibit the declaration or payment of distributions by us if a default then exists or would result therefrom, and otherwise limits the amount of distributions that we can make. An event of default may result in the acceleration of repayment of outstanding borrowings under the Credit Facility, the termination of the Credit Facility and foreclosure on collateral.

8. COMMITMENTS AND CONTINGENT LIABILITIES

Regulatory Compliance

In the ordinary course of our business, we are subject to various laws and regulations. In the opinion of our management, compliance with current laws and regulations will not have a material effect on our results of operations, cash flows or financial condition.

Environmental Compliance

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. We are subject to laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal and other environmental matters. The cost of planning, designing, constructing and operating our facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures. At December 31, 2012, we had no amounts accrued for environmental matters.

Other Commitments

Capital Commitments.    At December 31, 2012, we had capital commitments of approximately $8.8 million to purchase compression equipment related to capital projects at two of our compressor stations. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Other.    In connection with the Antero Acquisition, we agreed to pay Antero conditional consideration in the form of potential additional cash payments of up to $40 million, depending on the achievement of certain defined average annual production levels achieved during 2012, 2013 and 2014. During 2012, Antero did not meet the annual production level to earn additional payments. Based on actual volumes received in 2012 and expected volumes, we do not believe that it is probable that Antero will be able to achieve these average annual production levels in 2013 and 2014.

9. TRANSACTIONS WITH RELATED PARTIES

Concurrent with the Antero Acquisition on March 26, 2012, we entered into an operating agreement with CMLP to operate the assets acquired from Antero, and also allow CMLP to operate the assets acquired from Enerven. The terms of the operating agreement provide for, among other things, the reimbursement of costs incurred by CMLP on our behalf in conjunction with operating our assets. For the period from March 26, 2012 to December 31, 2012, we reimbursed CMLP approximately $3.4 million for costs under the operating agreement which is included in operations and maintenance on our statement of income. At December 31, 2012, we had a payable to CMLP under the operating agreement for approximately $0.1 million, which is included in Accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

10. MEMBERS’ EQUITY

Our Amended and Restated Limited Liability Agreement, dated March 26, 2012, requires that on the final business day of each full fiscal quarter we distribute 100% of the Estimated Distribution Payment (as defined therein) to the members of record date (also as defined therein) based on their applicable ownership percentages on the record date. For the period from February 23, 2012 (inception) to December 31, 2012, we paid distributions to our members of approximately $18 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Crestwood Midstream Partners LP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRESTWOOD MIDSTREAM PARTNERS LP
		By:	CRESTWOOD GAS SERVICES GP LLC, its general partner

By: /s/ Robert G. Phillips
Robert G. Phillips
Dated:	February 28, 2013		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Crestwood Midstream Partners LP and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert G. Phillips Robert G. Phillips	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2013

/s/ Steven M. Dougherty Steven M. Dougherty	Senior Vice President Interim Chief Financial Officer Chief Accounting Officer (Principal Financial and Accounting Officer)	February 28, 2013

/s/ Alvin Bledsoe Alvin Bledsoe	Director	February 28, 2013

/s/ Timothy H. Day Timothy H. Day	Director	February 28, 2013

/s/ Michael G. France Michael G. France	Director	February 28, 2013

/s/ Philip D. Gettig Philip D. Gettig	Director	February 28, 2013

/s/ Vanessa Gomez LaGatta Vanessa Gomez LaGatta	Director	February 28, 2013

/s/ Joel C. Lambert Joel C. Lambert	Director	February 28, 2013

/s/ J. Hardy Murchison J. Hardy Murchison	Director	February 28, 2013

/s/ John W. Somerhalder II John W. Somerhalder II	Director	February 28, 2013

CRESTWOOD MIDSTREAM PARTNERS LP

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated December 10, 2009, among Cowtown Pipeline L.P., Quicksilver Gas Services LP and Cowtown Pipeline Partners L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 10, 2009).

2.2	Letter Agreement, dated December 29, 2009, among Cowtown Pipeline L.P., Quicksilver Gas Services LP and Cowtown Pipeline Partners L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010).

2.3	Purchase and Sale Agreement, dated as of February 18, 2011, by and between Frontier Gas Services, LLC and Crestwood Midstream Partners LP, (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 22, 2011).

2.4	Purchase Agreement, dated as of February 24, 2012, by and among Crestwood Marcellus Midstream LLC and Antero Resources Appalachian Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 28, 2012).

2.5	Asset Purchase Agreement, dated February 24, 2012, by and between Antero Resources Appalachian Corporation and Crestwood Marcellus Midstream LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 28, 2012).

2.6	Contribution, Conveyance and Assumption Agreement, dated January 8, 2013, by and among Crestwood Midstream Partners LP, Crestwood Marcellus Holdings LLC, Crestwood Gas Services GP LLC, Crestwood Holdings LLC, Crestwood Gas Services Holdings LLC, and Crestwood Marcellus Pipeline LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 8, 2013).

3.1	Certificate of Limited Partnership of Quicksilver Gas Services LP (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1, File No. 33-140599, filed on February 12, 2007).

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Quicksilver Gas Services LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on October 7, 2010).

3.3	Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP, dated February 19, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 22, 2008).

3.4	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Quicksilver Gas Services LP (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010).

3.5	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated April 1, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 5, 2011).

3.6	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Crestwood Midstream Partners LP dated as of January 8, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 8, 2013).

3.7	Certificate of Formation of Quicksilver Gas Services GP LLC (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1, File No. 333-140599, filed on February 12, 2007).

3.8	Certificate of Amendment to the Certificate of Formation of Quicksilver Gas Services GP LLC (incorporate by reference to Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010).

3.9	First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, dated July 24, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Form S-1/A, File No. 333-140599, filed July 25, 2007).

3.10	First Amendment to the First Amended and Restated Limited Liability Company Agreement of Quicksilver Gas Services GP LLC, date July 24, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s Form 10-Q for the quarter ended September 30, 2010, filed on November 8, 2010).

4.1	Form of Common Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3/A, File No. 333-171735, filed on April 11, 2011).

4.2	Indenture, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 5, 2011).

4.3	Supplemental Indenture No. 1, dated November 29, 2011 to Indenture dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, Crestwood Sabine Pipeline LLC, Sabine Treating, LLC, the other Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2011, filed on March 1, 2012).

4.4	Supplemental Indenture No. 2, dated January 6, 2012 to Indenture dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, Crestwood Appalachia Pipeline LLC, the other Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 2011, filed on March 1, 2012).

4.5	Supplemental Indenture No. 3, dated March 22, 2012, among Crestwood Midstream Partners, LP, Crestwood Midstream Finance Corporation, Crestwood Marcellus Pipeline LLC, the other Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2012, filed on May 9, 2012).

4.6	Form of Note representing all 7.75% Senior Notes due 2019 (filed in Exhibit 4.2).

4.7	Registration Rights Agreement, dated April 1, 2011, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein and UBS Securities LLC, BNP Paribas Securities Corp., RBC Capital Markets, LLC and RBS Securities Inc., as the initial purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K file on April 5, 2011).

4.8	Registration Rights Agreement, dated November 14, 2012, among Crestwood Midstream Partners LP and Crestwood Midstream Finance Corporation, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Inc., Citigroup Global Market Inc., RBC Capital Markets, LLC, and RBS Securities Inc., as the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 14, 2012).

4.9	Class C Unit Registration Rights Agreement, dated April 1, 2011, by and between Crestwood Midstream Partners LP and the purchasers named therein (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on April 5, 2011).

10.1	Assignment and Conveyance, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1/A, File No. 333-140599, filed on July 30, 2007).

10.2(a)	Form of Assignment between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (incorporated by reference to Exhibit 10.14(a) to the Company’s Form S-1/A, File No. 333-140599, filed on July 30, 2007).

10.2(b)	Schedule of Assignments, effective April 30, 2007, between Cowtown Pipeline Partners L.P. and Cowtown Pipeline L.P. (incorporated by reference to Exhibit 10.14(b) to the Company’s Form S-1/A, File No. 333-140599, filed on July 30, 2007).

10.3	Amended and Restated Credit Agreement, dated November 16, 2012, by and among, Crestwood Midstream Partners LP, the lenders party thereto, Wells Fargo Bank, N.A., as administrative agent and collateral agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, Bank of America, N.A. and Royal Bank of Canada, as syndication agents, and UBS Securities LLC and The Royal Bank of Scotland PLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 20, 2012).

10.4	Subordinated Promissory Note, dated August 10, 2007, made by Quicksilver Gas Services LP payable to the order of Quicksilver Resources Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 16, 2007).

10.5	Omnibus Agreement, dated August 10, 2007, among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC and Quicksilver Resources Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 16, 2007).

10.6	Omnibus Agreement, dated October 8, 2010, by and among Crestwood Midstream Partners LP, Crestwood Gas Services GP LLC and Crestwood Holdings Partners, LLC (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 13, 2010).

10.7	Extension Agreement, dated December 3, 2008, between Quicksilver Gas Services LP and Quicksilver Resources Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010).

10.8	Option, Right of First Refusal, and Waiver in Amendment to Omnibus Agreement and Gas Gathering and Processing Agreement, dated June 9, 2009, among Quicksilver Resources Inc., Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2009).

10.9	Waiver, dated November 19, 2009, by Quicksilver Gas Services GP LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 23, 2009).

10.10	Waiver, dated November 19, 2009, by Quicksilver Resources Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2009).

10.11	Contribution, Conveyance and Assumption Agreement, dated August 10, 2007, by and among Quicksilver Gas Services LP, Quicksilver Gas Services GP LLC, Cowtown Gas Processing L.P., Cowtown Pipeline L.P., Quicksilver Gas Services Holdings LLC, Quicksilver Gas Services Operating GP LLC, Quicksilver Gas Services Operating LLC and the private investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 16, 2007).

10.12	Sixth Amended and Restated Gas Gathering and Processing Agreement, dated September 1, 2008, among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2008, filed on November 6, 2008).

10.13	Second Amendment to the Sixth Amended and Restated Gas Gathering and Processing Agreement, dated as of October 1, 2010, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 and incorporated herein by reference).

10.14	Gas Gathering Agreement, effective December 1, 2009, between Cowtown Pipeline L.P. and Quicksilver Resources Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2010).

10.15	Amendment to Gas Gathering Agreement, dated as of October 1, 2010, by and between Quicksilver Resources Inc. and Cowtown Pipeline Partners L.P. (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011 and incorporated herein by reference).

10.16	Addendum and Amendment to Gas Gathering and Processing Agreement Mash Unit Lateral, effective as of January 1, 2009, by and among Quicksilver Resources Inc., Cowtown Pipeline Partners L.P. and Cowtown Gas Processing Partners L.P. (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2009, filed on March 15, 2010).

10.17	Joint Operating Agreement, dated October 1, 2010, but effective as of July 1, 2010, between Quicksilver Resources Inc., Quicksilver Gas Services LP and Quicksilver Gas Services GP LLC (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011).

10.18	Class C Unit Purchase Agreement by and among Crestwood Midstream Partners LP and the purchases named therein, dated as of February 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 22, 2011).

*+10.19	Letter Agreement dated December 29, 2011, between Crestwood Holdings Partners, LLC and Robert T. Halpin.

*+10.20	Letter Agreement dated July 30, 2012, between Crestwood Holdings Partners, LLC and J. Heath Deneke.

+10.21	Separation Agreement and Release, dated February 5, 2013, by and among Crestwood Midstream Partners, LP, Crestwood Gas Services GP LLC and Crestwood Holdings Partners, LLC and William G. Manias (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2013).

10.22	Guarantee, dated as of February 24, 2012, by Crestwood Holdings LLC and Crestwood Midstream Partners LP, in favor of Antero Resources Appalachian Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 28, 2012).

*10.23	Gas Gathering and Compression Agreement dated as of January 1, 2012, by and between Antero Resources Appalachian Corporation and Crestwood Marcellus Midstream LLC.

+10.24	Fourth Amended and Restated Crestwood Midstream Partners LP 2007 Equity Plan dated May 11, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2012).

+10.25	Form of Phantom Unit Award Agreement for Directors (3-year) (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011).

+10.26	Form of Phantom Unit Award Agreement for Directors (1-year) (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011).

+10.27	Form of Phantom Unit Award Agreement for Non-Directors (Cash) (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011).

+10.28	Form of Phantom Unit Award Agreement for Non-Directors (Units) (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011).

+10.29	Form of Phantom Unit Award Agreement for Non-Directors (Restricted Units) (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2011, filed on March 1, 2012).

+10.30	Form of Indemnification Agreement by and between Crestwood Midstream Partners LP and its officers and directors (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2010, filed on February 25, 2011).

*10.31	Credit Agreement, dated March 26, 2012, by and among, Crestwood Marcellus Midstream LLC, the lenders party thereto, Wells Fargo Bank, National Association (as successor to BNP Paribas), as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets Corporation, RBS Securities Inc., and UBS Securities LLC, as joint lead arrangers and joint bookrunners, and Citibank, N.A., Royal Bank of Canada, The Royal Bank of Scotland PLC and UBS Securities LLC, as co-documentation agents.

*21.1	List of Subsidiaries of Crestwood Midstream Partners LP.

*23.1	Consent of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.